Form 10-Q
period 2024-09-30
DATA I/O CORP
filed 2024-11-12
CIK 351998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

Shares of Common Stock, no par value, outstanding as of October 31, 2024:  9,236,019

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(UNAUDITED)

	September 30, 2024	December 31, 2023

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,372	$12,341
Trade accounts receivable, net of allowance for
credit losses of $20 and $72, respectively	2,607	5,707
Inventories	6,627	5,875
Other current assets	554	690
TOTAL CURRENT ASSETS	22,160	24,613

Property, plant and equipment – net	928	1,359
Other assets	1,755	1,429
TOTAL ASSETS	$24,843	$27,401

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$895	$1,272
Accrued compensation	1,021	2,003
Deferred revenue	1,280	1,362
Other accrued liabilities	1,302	1,438
Income taxes payable	48	113
TOTAL CURRENT LIABILITIES	4,546	6,188

Operating lease liabilities	886	702
Long-term other payables	222	192

COMMITMENTS	-	-

STOCKHOLDERS’ EQUITY
Preferred stock -
Authorized, 5,000,000 shares, including
200,000 shares of Series A Junior Participating
Issued and outstanding, none	-	-
Common stock, at stated value -
Authorized, 30,000,000 shares
Issued and outstanding, 9,236,019 shares as of September 30,
2024 and 9,020,819 shares as of December 31, 2023	23,482	22,731
Accumulated earnings (deficit)	(4,556)	(2,645)
Accumulated other comprehensive income	263	233
TOTAL STOCKHOLDERS’ EQUITY	19,189	20,319
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$24,843	$27,401

See notes to consolidated financial statements

DATA I/O CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Net sales	$5,423	$6,561	$16,584	$21,190
Cost of goods sold	2,499	3,041	7,684	8,995
Gross margin	2,924	3,520	8,900	12,195
Operating expenses:
Research and development	1,544	1,577	4,539	4,922
Selling, general and administrative	1,705	2,006	6,112	7,003
Total operating expenses	3,249	3,583	10,651	11,925
Operating income (loss)	(325)	(63)	(1,751)	270
Non-operating income (loss):
Interest income	71	41	224	125
Foreign currency transaction gain (loss)	(53)	(15)	9	107
Total non-operating income (loss)	18	26	233	232
Income (loss) before income taxes	(307)	(37)	(1,518)	502
Income tax (expense) benefit	-	(16)	(393)	(160)
Net income (loss)	$(307)	$(53)	$(1,911)	$342

Basic earnings (loss) per share	$(0.03)	$(0.01)	$(0.21)	$0.04
Diluted earnings (loss) per share	$(0.03)	$(0.01)	$(0.21)	$0.04
Weighted-average basic shares	9,235	9,020	9,121	8,914
Weighted-average diluted shares	9,235	9,020	9,121	9,065

See notes to consolidated financial statements

4

DATA I/O CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Net income (loss)	$(307)	$(53)	$(1,911)	$342
Other comprehensive income (loss):
Foreign currency translation gain (loss)	268	(130)	30	(415)
Comprehensive income (loss)	$(39)	$(183)	$(1,881)	$(73)

See notes to consolidated financial statements

DATA I/O CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)
(UNAUDITED)

	Common Stock		Retained Earnings	Accumulated and Other Comprehensive	Total Stockholders'
	Shares	Amount	(Deficit)	Income (Loss)	Equity
Balance at December 31, 2022	8,816,381	$21,897	$(3,131)	$343	$19,109
Stock awards issued, net of tax withholding	-	-	-	-	-
Issuance of stock through: ESPP	1,695	7	-	-	7
Share-based compensation	-	249	-	-	249
Net income (loss)	-	-	95	-	95
Other comprehensive income (loss)	-	-	-	65	65
Balance at March 31, 2023	8,818,076	22,153	(3,036)	408	19,525
Stock awards issued, net of tax withholding	200,799	(368)	-	-	(368)
Issuance of stock through: ESPP	-	-	-	-	-
Share-based compensation	-	380	-	-	380
Net income (loss)	-	-	300	-	300
Other comprehensive income (loss)		-	-	(350)	(350)
Balance at June 30, 2023	9,018,875	22,165	(2,736)	58	19,487
Stock awards issued, net of tax withholding	352	(1)	-	-	(1)
Issuance of stock through: ESPP	1,571	7	-	-	7
Share-based compensation	-	300	-	-	300
Net income (loss)	-	-	(53)	-	(53)
Other comprehensive income (loss)		-	-	(130)	(130)
Balance at September 30, 2023	9,020,798	$22,471	$(2,789)	$(72)	$19,610

Balance at December 31, 2023	9,020,819	$22,731	$(2,645)	$233	$20,319
Stock awards issued, net of tax withholding	1,759	-	-	-	-
Issuance of stock through: ESPP	2,381	7	-	-	7
Share-based compensation	-	281	-	-	281
Net income (loss)	-	-	(807)	-	(807)
Other comprehensive income (loss)	-	-	-	(168)	(168)
Balance at March 31, 2024	9,024,959	23,019	(3,452)	65	19,632
Stock awards issued, net of tax withholding	194,879	(229)	-	-	(229)
Issuance of stock through: ESPP	-	-	-	-	-
Share-based compensation	-	382	-	-	382
Net income (loss)	-	-	(797)	-	(797)
Other comprehensive income (loss)	-	-	-	(70)	(70)
Balance at June 30, 2024	9,219,838	23,172	(4,249)	(5)	18,918
Stock awards issued, net of tax withholding	13,543	-	-	-	-
Issuance of stock through: ESPP	2,638	6	-	-	6
Share-based compensation	-	304	-	-	304
Net income (loss)	-	-	(307)	-	(307)
Other comprehensive income (loss)	-	-	-	268	268
Balance at September 30, 2024	9,236,019	$23,482	$(4,556)	$263	$19,189

See notes to consolidated financial statements

DATA I/O CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(UNAUDITED)

	For the Nine Months Ended September 30,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,911)	$342
Adjustments to reconcile net income (loss)
to net cash provided by (used in) operating activities:
Depreciation and amortization	451	468
Equipment transferred to cost of goods sold	259	139
Share-based compensation	967	929
Net change in:
Trade accounts receivable	3,119	25
Inventories	(704)	241
Other current assets	140	35
Accounts payable and accrued liabilities	(1,582)	(329)
Deferred revenue	(68)	(318)
Other long-term liabilities	184	(515)
Deposits and other long-term assets	(300)	444
Net cash provided by (used in) operating activities	555	1,461

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(279)	(490)
Cash provided by (used in) investing activities	(279)	(490)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock, less payments
for shares withheld to cover tax	(216)	(354)
Cash provided by (used in) financing activities	(216)	(354)
Increase (decrease) in cash and cash equivalents	60	617

Effects of exchange rate changes on cash	(29)	(260)
Cash and cash equivalents at beginning of period	12,341	11,510
Cash and cash equivalents at end of period	$12,372	$11,867

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$458	$189

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

We prepared the financial statements as of September 30, 2024 and September 30, 2023 according to the rules and regulations of the Securities and Exchange Commission ("SEC").  These statements are unaudited but, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented.  The balance sheet as of December 31, 2023 has been derived from the audited financial statements at that date.  We have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America according to such SEC rules and regulations.  Operating results for the nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

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

We expense contract acquisition costs, primarily sales commissions, for contracts with terms of one year or less and will capitalize and amortize incremental costs with terms that exceed one year.  During the third quarter of 2024 and 2023, the impact of capitalization of incremental costs for obtaining contracts was immaterial.  We exclude sales, use, value added, some excise taxes and other similar taxes from the measurement of the transaction price.

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

We enter into arrangements with multiple performance obligations that arise during the sale of a system that could include hardware, software, installation, services and support and extended maintenance components.  We allocate the transaction price of each element based on relative selling price.  Relative selling price is based on the selling price of the standalone system.  Installation, services and support costs are based on the discount given to distributors who perform these services.  For software maintenance performance obligations, we use the charge for annual software maintenance renewals after the expiration of the initial warranty coverage.  Revenue is recognized on the system based on shipping terms, software based on delivery, installation and services based on completion of work, and software maintenance and extended warranty support ratably over the term of the agreement, typically one year.  Total deferred revenue which represents undelivered performance obligations for installation, service, support and extended contracts was $1.5 million and $1.5 million for September 30, 2024 and 2023, respectively, and the portion expected to be recognized within one year was $1.3 million and $1.3 million for September 30, 2024 and 2023, respectively.

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

We transfer certain products out of service from their internal use and make them available for sale.  The products transferred are typically our standard products in one of the following areas: service loaners, rental or test units; engineering test units; or sales demonstration equipment.  Once transferred, the equipment is sold by our regular sales channels as used equipment inventory.  These product units often involve refurbishing and are sold in our normal and ordinary course of business with standard warranty coverage.  The transfer amount is the product unit’s net book value, and the sale transaction is accounted for as revenue and cost of goods sold.

The following table represents our revenues by major categories:

	Three Months Ended			Nine Months Ended
Net sales by type	September 30, 2024	Change	September 30, 2023	September 30, 2024	Change	September 30, 2023
(in thousands)
Equipment	$2,509	(34.3%)	$3,820	$8,228	(33.8%)	$12,428
Adapter	2,005	10.6%	1,813	5,667	(6.5%)	6,059
Software and Maintenance	909	(2.0%)	928	2,689	(0.5%)	2,703
Total	$5,423	(17.3%)	$6,561	$16,584	(21.7%)	$21,190

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

New Accounting Pronouncements – Standards Issued and Not Yet Implemented

For the nine months ended September 30, 2024, there were no recently issued accounting pronouncements that had a material impact to Data I/O Corporation’s consolidated financial statements.

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

NOTE 2 – INVENTORIES

Inventories consisted of the following components:

	September 30, 2024	December 31, 2023
(in thousands)
Raw material	$3,490	$3,328
Work-in-process	2,083	1,596
Finished goods	1,054	951
Inventories	$6,627	$5,875

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT, NET

Property and equipment consisted of the following components:

	September 30, 2024	December 31, 2023
(in thousands)
Leasehold improvements	$398	$394
Equipment	4,843	4,977
Sales demonstration equipment	923	1,396
	6,164	6,767
Less accumulated depreciation	5,236	5,408
Property and equipment, net	$928	$1,359

NOTE 4 – OTHER ACCRUED LIABILITIES

Other accrued liabilities consisted of the following components:

	September 30, 2024	December 31, 2023
(in thousands)
Lease liability - short term	$779	$798
Product warranty	356	449
Sales return reserve	32	32
Other taxes	31	69
Other	104	90
Other accrued liabilities	$1,302	$1,438

The changes in our product warranty liability for the nine months ending September 30, 2024, and year ending December 31, 2023, are as follows:

	September 30, 2024	December 31, 2023
(in thousands)
Liability, beginning balance	$449	$425
Net expenses	604	902
Warranty claims	(604)	(902)
Accrual revisions	(93)	24
Liability, ending balance	$356	$449

NOTE 5 – OPERATING LEASE COMMITMENTS

Commitments under non-cancelable operating leases and other agreements, primarily for factory and office space, with initial or remaining terms of one year or more as of September 30, 2024 are as follows:

September 30, 2024 Operating Lease Commitments
(in thousands)
2024 (remaining)	$193
2025	869
2026	407
2027	275
2028 & Thereafter	-
Total	$1,744
Less imputed interest	(101)
Total operating lease liabilities	$1,643

Facilities account for the largest portion of our lease commitments. The Company has three facilities with our headquarters and primary engineering and operational functions located in Redmond, Washington. Our two subsidiary facilities in Munich, Germany and Shanghai, China provide extended worldwide sales, service, engineering and operation services. The Shanghai facility lease was renewed for an additional three years with a new expiration date of October 31, 2027. There were no other new operating leases during the three and nine months ended September 30, 2024. The components of our lease payments for the three and nine months ended September 30, 2024, include facility related operating lease costs of $214,000 and $629,000, respectively, and short-term lease costs of $9,000 and $28,000, respectively.

The Redmond, Washington headquarters facility lease runs to January 31, 2026 at approximately 20,460 square feet. The lease for the facility located in Shanghai, China was renewed for an additional three years to October 31, 2027 at approximately 19,400 square feet. The lease for the facility located near Munich, Germany runs to August 2027 at approximately 4,895 square feet.

The following table presents supplemental balance sheet information related to leases as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
(in thousands)
Right-of-use assets (Long-term other assets)	$1,643	$1,363
Lease liability-short term (Other accrued liabilities)	779	798
Lease liability-long term (Operating lease liabilities)	864	703

As of September 30, 2024, the weighted average remaining lease term is 2.3 years and the weighted average discount rate used is 5%. The third quarter increases in the valuation of right-of-use assets, lease liabilities and weighted average lease term are due to the Shanghai lease renewal.

NOTE 6 – OTHER COMMITMENTS

We have purchase obligations for inventory and production costs as well as other obligations such as capital expenditures, service contracts, marketing, and development agreements. Arrangements are considered purchase obligations if a contract specifies all significant terms, including fixed or minimum quantities to be purchased, a pricing structure and approximate timing of the transaction. Most arrangements are cancelable without a significant penalty, and with short notice, typically less than 90 days. As of September 30, 2024, we had one contract with a commitment of approximately $232,000 to be paid within one year and $77,000 beyond one year.

NOTE 7 – CONTINGENCIES

As of September 30, 2024, we were not a party to any legal proceedings or aware of any indemnification agreement claims, the adverse outcome of which in management’s opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial position.

NOTE 8 – INCOME TAXES

Income tax benefit (expense) primarily relates to foreign and state taxes. The third quarter 2024 activity did not have a dividend payment from Shanghai. However, the second quarter of 2024 included dividend withholding taxes of approximately $337,000 due to a $3.4 million dividend repatriation from our China subsidiary operation.

The effective tax rate differed from the statutory tax rate primarily due to valuation allowances, as well as foreign taxes. We have a valuation allowance of $9.3 million as of September 30, 2024. As of September 30, for both 2024 and 2023, our deferred tax assets and valuation allowance have been reduced by approximately $441,000 and $435,000, respectively. Given the uncertainty created by our loss history, as well as the volatile and uncertain economic outlook for our industry and capital spending, we have limited the recognition of net deferred tax assets including our net operating losses and credit carryforwards and continue to maintain a valuation allowance for the full amount of the net deferred tax asset balance.

NOTE 9 – EARNINGS PER SHARE

Basic earnings per share are calculated based on the weighted average number of common shares outstanding during each period. Diluted earnings per share is calculated based on these same weighted average shares outstanding plus the effect of potential shares issuable upon assumed exercise of stock options based on the treasury stock method.

Potential shares issuable upon the exercise of stock options are excluded from the calculation of diluted earnings per share to the extent their effect would be anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
(in thousands except per share data)
Numerator for basic and diluted
earnings (loss) per share:
Net income (loss)	$(307)	$(53)	$(1,911)	$342

Denominator for basic
earnings (loss) per share:
Weighted-average shares	9,235	9,020	9,121	8,914

Employee stock options and awards	-	-	-	151

Denominator for diluted
earnings (loss) per share:
Adj weighted-average shares &
assumed stock option conversions	9,235	9,020	9,121	9,065

Basic and diluted
earnings (loss) per share:
Basic earnings (loss) per share	$(0.03)	$(0.01)	$(0.21)	$0.04
Diluted earnings (loss) per share	$(0.03)	$(0.01)	$(0.21)	$0.04

The weighted average number of shares outstanding used to compute earnings (loss) per share included the following:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023

Restricted Stock Units	10,214	71,903	71,265	148,529
Performance Stock Units	7,312	679	9,222	599
Stock Option Unit	-	220	151	231

Options to purchase 34,398 and 12,500 shares, respectively, were outstanding as of September 30, 2024 and 2023, but were excluded from the computation of diluted earnings per share for the periods then ended because the options were anti-dilutive.

NOTE 10 – SHARE-BASED COMPENSATION

For share-based awards granted, we have recognized compensation expense based on the estimated grant date fair value method. For these awards we have recognized compensation expense using a straight-line amortization method and reduced for estimated forfeitures.

The impact on our results of operations of recording share-based compensation, net of forfeitures, for the three and nine months ended September 30, 2024 and 2023, respectively, were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
(in thousands)
Cost of goods sold	$26	$24	$86	$72
Research and development	69	64	215	193
Selling, general & administrative	209	212	666	664
Total share-based compensation	$304	$300	$967	$929

Equity awards granted during the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023

Restricted Stock Units	2,500	75,000	234,150	357,100
Performance Stock Units	-	5,000	119,000	30,000
Stock Option Units	200,000	-	200,000	-

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

Stock option inducement grant of 200,000 shares was awarded to William Wentworth, new President and CEO, effective on the first day of employment. These options have a four-year quarterly vesting period and a six-year term and will be paid at the Fair Market Value (average of the high and low for the day) on the date of the grant. All other terms of the equity award are stated in the applicable award agreement.

The remaining unamortized expected future equity compensation expense and remaining amortization period associated with award grants of unvested options, PSUs and RSUs at September 30, 2024 and 2023 are:

	September 30, 2024	September 30, 2023

Unamortized future equity compensation expense (in thousands)	$2,401	$2,731
Remaining weighted average amortization period (in years)	2.24	2.60

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

OVERVIEW

Third quarter revenue at $5.4 million was down 17% compared with $6.6 million from the prior year period. Since the beginning of the year, automotive electronics uncertainty has increased and customer capacity expansion has slowed, resulting in lower system shipments in the Americas and Europe. Offsetting this headwind was the Asia channel which grew 29% in the third quarter and 26% year-to-date.

While sales of systems to the automotive market were below expectations, we continue to achieve steady performance from our programming centers, industrial markets and recurring revenue offerings. Specifically, our consumables, software and services grew 6% in the third quarter and currently represent 50% of our total year-to-date revenue, which provides a steady base of revenue to help offset the present Capex softness. Order backlog remains strong at $4.7 million as of September 30th, 2024 and down only $700,000 from the start of the quarter, with further reductions expected as planned customer deliveries occur in the next two quarters.

Third quarter operating expense was $3.2 million, down $334,000 or 9% from the prior year and down $1.3 million or 11% on a year-to-date basis. Core personnel, facilities, IT and other outside services costs declined through prioritization of critical initiatives and overall efficiency improvements. This lower and more efficient cost structure has partially mitigated the year-to-date revenue shortfall while positioning the Company to fund critical future growth initiatives.

Looking ahead, we expect continued near-term market headwinds, which will be partially mitigated by continued backlog reductions in the upcoming quarters, as well as leveraging the progress made on managing costs. Overall, we remain very solid financially with a strong cash position, no debt and improved cost and operating structures which enable us to begin implementing future market, product and operational initiatives to drive growth under new company leadership.

Finally, a Chief Executive Officer (“CEO”) transition was initiated with industry veteran and current Data I/O Board member, William “Bill” Wentworth, becoming President effective September 1, 2024, and CEO effective October 1, 2024. Bill replaced retiring Anthony Ambrose in his CEO role for Data I/O for the past twelve years.

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

We expense contract acquisition costs, primarily sales commissions, for contracts with terms of one year or less and will capitalize and amortize incremental costs with terms that exceed one year. During the first three quarters of 2024 and 2023, the impact of capitalization of incremental costs for obtaining contracts was immaterial. We exclude sales, use, value added, some excise taxes and other similar taxes from the measurement of the transaction price.

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

We enter into arrangements with multiple performance obligations that arise during the sale of a system that could include hardware, software, installation, services and support and extended maintenance components. We allocate the transaction price of each element based on the relative selling price. Relative selling price is based on the selling price of the standalone system. Installation, services and support costs are based on the discount given to distributors who perform these services. For software maintenance performance obligations, we use the charge for annual software maintenance renewals after the expiration of the initial warranty coverage. Revenue is recognized on the system based on shipping terms, software based on delivery, installation and services based on completion of work and software maintenance and extended warranty support ratably over the term of the agreement, typically one year.

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

We transfer certain products out of service from their internal use and make them available for sale. The products transferred are typically our standard products in one of the following areas: service loaners, rental or test units; engineering test units; or sales demonstration equipment. Once transferred, the equipment is sold by our regular sales channels as used equipment inventory. These product units often involve refurbishing and are sold in our normal and ordinary course of business with standard warranty coverage. The transfer amount is the product unit’s net book value, and the sale transaction is accounted for as revenue and cost of goods sold.

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

RESULTS OF OPERATIONS:

NET SALES

	Three Months Ended			Nine Months Ended
Net sales by product line	September 30, 2024	Change	September 30, 2023	September 30, 2024	Change	September 30, 2023
(in thousands)
Automated programming systems	$4,012	(23.8%)	$5,267	$12,844	(25.0%)	$17,129
Non-automated programming systems	1,411	9.0%	1,294	3,740	(7.9%)	4,061
Total programming systems	$5,423	(17.3%)	$6,561	$16,584	(21.7%)	$21,190

	Three Months Ended			Nine Months Ended
Net sales by location	September 30, 2024	Change	September 30, 2023	September 30, 2024	Change	September 30, 2023
(in thousands)
United States	$388	39.6%	$278	$1,201	(46.0%)	$2,225
% of total	7.2%		4.2%	7.2%		10.5%

International	$5,035	(19.9%)	$6,283	$15,383	(18.9%)	$18,965
% of total	92.8%		95.8%	92.8%		89.5%

	Three Months Ended			Nine Months Ended
Net sales by type	September 30, 2024	Change	September 30, 2023	September 30, 2024	Change	September 30, 2023
(in thousands)
Equipment sales	$2,509	(34.3%)	$3,820	$8,228	(33.8%)	$12,428
Adapter sales	2,005	10.6%	1,813	5,667	(6.5%)	6,059
Software and maintenance	909	(2.0%)	928	2,689	(0.5%)	2,703
Total	$5,423	(17.3%)	$6,561	$16,584	(21.7%)	$21,190

Net sales in the third quarter 2024 were $5.4 million, down 17% compared with $6.6 million in the third quarter 2023. Since the beginning of the year, automotive electronics uncertainty has increased and customer capacity expansion has slowed, resulting in lower system shipments in the Americas and Europe which are offsetting growth in Asia.

While the automotive system results are below expectations, the Company continues to achieve steady performance from programming centers, industrial markets, and its recurring revenue offerings. Third quarter 2024 recurring services and consumable adapter sales increased by 6% from the prior year, while system sales declined by 34% during the same periods.

Third-quarter bookings mirrored sales at $4.7 million, down from $5.3 million in the prior year. Backlog remains strong at $4.7 million as of September 30, 2024, down $0.7 million from the start of the quarter, with further reductions expected as planned customer deliveries occur in future quarters.

GROSS MARGIN

	Three Months Ended			Nine Months Ended
	September 30, 2024	Change	September 30, 2023	September 30, 2024	Change	September 30, 2023
(in thousands)
Gross margin	$2,924	(16.9%)	$3,520	$8,900	(27.0%)	$12,195
Percentage of net sales	53.9%		53.7%	53.7%		57.6%

Gross margin as a percentage of sales was 53.9% in the third quarter as compared to 53.7% in the prior year period.  Despite lower sales volume, gross margin as a percentage of sales remained comparable to prior quarters in 2024 due to product mix favoring software and services over reduced system sales, and successful efforts to improve material, production and service costs through ongoing cost reduction initiatives.  Year-to-date gross margin decline from prior year reflects lower sales volume on relatively fixed manufacturing and service costs.

RESEARCH AND DEVELOPMENT

	Three Months Ended			Nine Months Ended
	September 30, 2024	Change	September 30, 2023	September 30, 2024	Change	September 30, 2023
(in thousands)
Research and development	$1,544	(2.1%)	$1,577	$4,539	(7.8%)	$4,922
Percentage of net sales	28.5%		24.0%	27.4%		23.2%

Research and development (“R&D”) expenses in the third quarter and year-to-date 2024 decreased compared to the same periods in 2023, primarily due to lower consulting and outside services in support of our product lines.  Through prioritization and focus on key engineering programs, the company continues to efficiently invest in the research and development of new technology, products and services.

SELLING, GENERAL AND ADMINISTRATIVE

	Three Months Ended			Nine Months Ended
	September 30, 2024	Change	September 30, 2023	September 30, 2024	Change	September 30, 2023
(in thousands)
Selling, general &
administrative	$1,705	(15.0%)	$2,006	$6,112	(12.7%)	$7,003
Percentage of net sales	31.4%		30.6%	36.9%		33.0%

Selling, General and Administrative (“SG&A”) expenses in the third quarter of 2024 decreased by approximately $300,000 or 15% from the prior year period primarily due to lower channel and sales commissions associated with lower sales volume, continued efficiency improvements and receipt of a $228,000 China subsidy grant to recognize past and promote continued local business development.  All operational areas including sales, marketing, facilities, IT, finance and human resources contributed to these reductions through efficiency improvements and cost reductions throughout the year.

INTEREST

	Three Months Ended			Nine Months Ended
	September 30, 2024	Change	September 30, 2023	September 30, 2024	Change	September 30, 2023
(in thousands)
Interest income	$71	73.2%	$41	$224	79.2%	$125

Interest income was higher in the third quarter and year-to-date 2024 compared to the same periods in 2023 due to higher average interest rates and higher invested balances.

INCOME TAXES

	Three Months Ended			Nine Months Ended
	September 30, 2024	Change	September 30, 2023	September 30, 2024	Change	September 30, 2023
(in thousands)
Income tax benefit (expense)	$0	(100.0%)	$(16)	$(393)	145.6%	$(160)

Income tax benefit (expense) for the third quarter of both 2024 and 2023, primarily related to foreign and some state taxes. Foreign income tax in the second quarter of 2024 was primarily a result of a China subsidiary dividend withholding tax of $337,000 paid in connection with a dividend repatriation to the U.S. parent company.  Year-to-date income tax benefit (expense) was primarily due to the same factors as in the second quarter of 2024.

The effective tax rate differed from the statutory tax rate due primarily to the valuation allowance’s effect, as well as foreign taxes.  We have a valuation allowance of $9.3 million as of September 30, 2024.  As of September 30, for both 2024 and 2023, our deferred tax assets and valuation allowance have been reduced by approximately $441,000 and $435,000, respectively.  Given the uncertainty created by our loss history, as well as the volatile and uncertain economic outlook for our industry and capital spending, we have limited the recognition of net deferred tax assets including our net operating losses and credit carryforwards and continue to maintain a valuation allowance for the full amount of the net deferred tax asset balance.

Financial Condition

LIQUIDITY AND CAPITAL RESOURCES

	September 30, 2024	Change	December 31, 2023
(in thousands)
Working capital	$17,614	$(811)	$18,425

At September 30, 2024, our principal sources of liquidity consisted of existing cash and cash equivalents.  The balance sheet remains strong with cash of $12.4 million at the end of the third quarter compared to $12.3 million on December 31, 2023.  Cash increased slightly from the beginning of the year due to reduced operating expenses and improved collections of receivables, offset by lower revenue, higher inventories, cash expenses paid annually in the first quarter, and the second quarter tax repatriation expense of approximately $337,000.  Correspondingly, working capital decreased by $811,000 during the year to $17.6 million as of September 30, 2024.  The Company continues to have no debt.

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

As a result of our cyclical and seasonal industry, significant product development, customer support and selling and marketing efforts, we have required working capital to fund our operations.  We have tried to balance our spending with our anticipated revenue levels and the goal of profitable operations.  We have implemented or have on-going initiatives to reduce material and logistic costs, enhance product quality, increase operational and R&D efficiencies and minimize tax expenses.

We believe that we have sufficient cash or working capital available under our operating plan to fund our operations and capital requirements through the next one-year period, and beyond.  Our working capital may be used to fund possible losses, business growth, project initiatives, share repurchases and business development initiatives, including acquisitions, which could reduce our liquidity and result in a requirement for additional cash before that time.  Any substantial inability to achieve our current business plan could have a material adverse impact on our financial position, liquidity, or results of operations and may require us to further reduce expenditure and/or seek possible additional financing.

OFF-BALANCE SHEET ARRANGEMENTS

Except as noted in the accompanying consolidated financial statements in Note 5, “Leases” and Note 6, “Other Commitments”, we have no off-balance sheet arrangements.

NON-GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP) FINANCIAL MEASURES

Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) was approximately ($267,000) in the third quarter of 2024 compared to $102,000 in the third quarter of 2023.  Adjusted EBITDA, excluding equity compensation (a non-cash item), was approximately $37,000 in the third quarter of 2024, compared to $402,000 in the third quarter of 2023.  Year-to-date Adjusted EBITDA was ($324,000) and $1.8 million for the periods ending September 30, 2024 and 2023, respectively.

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

NON-GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP) FINANCIAL MEASURE RECONCILIATION

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
(in thousands)
Net Income (loss)	$(307)	$(53)	$(1,911)	$342
Interest (income)	(71)	(41)	(224)	(125)
Taxes	-	16	393	160
Depreciation & amortization	111	180	451	468
EBITDA earnings (loss)	$(267)	$102	$(1,291)	$845
Equity compensation	304	300	967	929
Adjusted EBITDA, excluding equity compensation	$37	$402	$(324)	$1,774

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of September 30, 2024, we were not a party to any material pending legal proceedings.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None

Item 6. Exhibits

10	Material Contracts:
	10.38	Executive Employment Agreement with William Wentworth dated August 19, 2024
	10.39	Transition Agreement with Anthony Ambrose dated August 19, 2024

31	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002:
	31.1	Chief Executive Officer Certification
	31.2	Chief Financial Officer Certification

32	Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002:
	32.1	Chief Executive Officer Certification
	32.2	Chief Financial Officer Certification

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:   November 12, 2024

DATA I/O CORPORATION (REGISTRANT)

By:	/s/William Wentworth
William Wentworth President and Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)

By:	/s/Gerald Y. Ng
Gerald Y. Ng Vice President and Chief Financial Officer Secretary and Treasurer (Principal Financial Officer and Duly Authorized Officer)

