Form 10-K
period 2024-12-31
DATA I/O CORP
filed 2025-04-01
CIK 351998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Aggregate market value of voting and non-voting common equity held by non-affiliates on the registrant as of June 30, 2024:

$23,523,648

Shares of Common Stock, no par value, outstanding as of March 18, 2025:

9,239,731

DOCUMENTS INCORPORATED BY REFERENCE

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b) ☐

DATA I/O CORPORATION

FORM 10-K

For the Fiscal Year Ended December 31, 2024

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

Major Impacts on 2024

Due to economic and automotive electronics uncertainties and slower customer capacity expansion, shipments of the Company’s automated systems in the Americas and Europe were lower which was partially offset by revenue growth in Asia.  COVID-19 impacts in past years were no longer an operational challenge with personnel staffing, inventory levels, supply chain and operational activities returning to normal levels.  However, late in 2024 with the new incoming United States Administration, geo-political, economic and trade uncertainties have increased.  The resulting future impact on the Company’s markets, customers, supply chain and operations are uncertain.  We will leverage the experience gained from the impacts of COVID-19, along with the expertise of our leadership and operational teams, to effectively navigate and mitigate these potential challenges.

After a period of stability which lasted over a decade, a key organizational leadership transition occurred in the fourth quarter of 2024 with the planned retirement of Anthony Ambrose and the appointment of a new CEO and President, William Wentworth.  Subsequent changes have also occurred in the leadership of the Sales, Marketing and Engineering functions.

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

Traditionally, our programming market opportunity focused on the number of semiconductor devices to be programmed, but because of the rapid increase in the density of devices, and increasing demands for supply-chain security, the focus has shifted in many cases, from the number and type of devices to the number and type of bits per device to be programmed or securely provisioned.  With expected growth in IoT applications, the business opportunity for this market differs depending on quality, security and automation.

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

Our automated systems have list selling prices ranging from approximately $62,000 to $690,000 and our manual systems have list selling prices ranging from approximately $10,000 to $20,000.  Our security deployment system, SentriX®, is offered as a software license added to existing programming systems or on a pay per part use basis along with related fees.

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

Sales Percentage of Total Sales Breakdown by Type
Sales Type	2024	2023	Drivers
Equipment Sales	51%	58%	Capacity, Process improvement, Technology
Adapter Sales	33%	29%	Capacity utilization, New customer products
Software and Maintenance Sales	16%	13%	Installed base, Added capabilities
Total	100%	100%

The table below presents our main products and the key features that benefit our customers:

Products	Key Features		Customer Benefits
PSV Systems: Off-line	•	Fast program and verify speeds	•	Managed and secure programming
(Automated)	• •	Up to 112 programming sites Up to 3000 devices per hour throughput	•	High throughput for high-density flash memory programming
	• •	UFS Support Supports LumenX and FlashCORE III programmers	•	Flexible I/O options (tray, tape, tube), marking/labeling and vision for coplanarity inspection
	• •	Supports multiple media types Supports quality options – fiber laser marking, ink dot marking, 2D inspection, 3D coplanarity	• •	Scalable solutions for low to high-volume manufacturing Access to system data for connected factory and traceability
	•	ConneX Service Software enables connected factory integration and automation
LumenX Programmer (Non-automated)	•	Extensible architecture for fast programming, verify and download speeds	• •	Managed and secure programming Fast setup and job changeover
	•	Supports UFS memory, microcontrollers, serial flash, secure elements and other device types	• •	Highest yield and low total cost of programming High performance
	• •	Large file size support Secure job creation	•	Create and validate designs before moving down the firmware supply chain
	•	Eight sockets with tool-less changeover with single-socket adapters
FlashPAK III programmer: (Non-automated)	• •	Scalability Network control via Ethernet	•	Create and validate designs before moving down the firmware supply chain
	•	Stand-alone operation or PC compatible	•	Unmatched ease of use in manual production systems
	•	Parallel programming
	•	Four sockets
	•	Universal device support
SentriX Security Deployment System	•	Unique ability to securely provision keys and certificates one device at a time	• •	Create secure IoT devices across a global network Maintain IP control over their product’s lifecycle
	•	Broad set of secure devices supported with wide range of silicon partners	•	Secure supply chain and flexible key management architecture
	•	Software license model allows easy upgrades from deployed PSV data programming systems
	•	Pay per use model

Customers/Markets

We sell our solutions to customers worldwide, many of whom are world-class manufacturers of electronic devices used in a broad range of industries, as described in the following table:

	OEMs		EMS	Programming Centers
	Automotive Electronics	IoT, Industrial, Consumer Electronics, including Wireless	Contract Manufacturers
Notable end customers	Borg Warner, Bosch, Alps Alpine, Visteon, Kostal, JVCKenwood, Harman, Hitachi, Denso Ten, Continental, Aptiv Panasonic, Magna, Marelli, Tesla, Desay, BYD	LG, TCL, Siemens, Danfoss, Philips, Schneider, Endress+Hauser, Insta, Sony, UTEC, Nokia	Pegatron, Flex, Jabil, Wistron, Sanmina SCI, Foxconn, Salcomp, Calcomp, Plexus	Arrow, Avnet, BTV, CPS, Semitron, NOA Leading
Business drivers	Infotainment, Advanced Driver Assist (ADAS), electrification, connectivity, and security	Higher functionality driven by increasing electronic content. Shift from analog to connected intelligent devices, security	Production contract wins	Value-added services, logistics, security
Programming equipment drivers	Growing electronic content, global support, resilient supply chains, new product rollouts, growing file sizes, quality control, traceability, and security	Growing electronic content and need for IP protection. Process improvement and simplification as well as new product rollouts, memory and new technology, security	New contracts from OEMs, programming solutions specified by OEMs	Large algorithm device support library, contract wins, capacity utilization of their installed base of equipment, small parts handling, security
Buying criteria	Quality, throughput, reliability, configuration control, traceability, global support, IP protection, security	Quality, reliability, configuration control, traceability, global support, IP protection, security	Lowest equipment procurement cost, throughput, global support	Flexibility, lowest lifecycle cost per programmed part, low changeover time; use of multiple vendors provides negotiating leverage, device support availability
Security Deployment	End-customer focus	End-customer focus	End-customer and partner focus	Partner focus of our SentriX deployments

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

Our device programming solutions currently target two high volume growing markets: automotive electronics and IoT systems, including industrial and consumer devices.

Growth drivers for automotive electronics

•	Consumers desire advanced car features requiring higher levels of sophistication, including autonomous cars, infotainment options (audio, radio, dashboard displays, navigation), ADAS, wireless connectivity and electrification
•	Proliferation of programmable microcontrollers to support the next-generation electronic car systems
•	Increasing use of high-density flash to provide memory for advanced applications
•	Increasing complexity to support autonomous vehicles
•	Increasing need for security solutions for a secure supply chain and lifecycle firmware integrity
•	Growing software size

Growth drivers for IoT, including industrial, consumer electronics and wireless

•	Securely controlling groups of connected devices through a secure supply chain and lifecycle firmware integrity management
•	Adding intelligence and processing into devices
•	Connecting previously unconnected devices to networks and the internet (such as smart home, including intelligent thermostats and lighting)
•	Emergence of new devices and applications (such as health and wellness wearable devices and applications)

Diversification of accounts receivable and net sales

During 2024, we sold products to approximately 197 customers throughout the world.

The following represented greater than 10% of net sales for the applicable year:

Percentage of Net Sales	2024	2023	2022

Number of customers	2	2	1

Approximate percentage of net sales	34%	24%	23%

Percentage of each	19%	13%	23%
Percentage of each	15%	11%	n/a

The following represented greater than 10% of our consolidated accounts receivable for the applicable years:

Percentage of Consolidated Accounts Receivable	2024	2023	2022

Number of customers	2	3	3

Approximate percentage of consolidated accounts receivable balance	43%	47%	39%

Percentage of each	30%	18%	15%
Percentage of each	13%	16%	13%
Percentage of each	-	13%	11%

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

U.S. Sales

We market our products throughout the U.S. using a variety of sales channels, including our own field sales management personnel, independent sales representatives and direct sales.  Our U.S. independent sales representatives obtain orders on an agency basis, with shipments made directly to the customer by us.  Net sales in the U.S. for 2024, 2023 and 2022 were (in millions) $1.4, $2.8 and $1.8, respectively.  Some of our customers’ orders delivered internationally are heavily influenced by U.S. sales-based efforts.

International Sales

International sales represented approximately 94%, 90% and 93% of net sales in 2024, 2023 and 2022, respectively.  We make foreign sales through our wholly-owned subsidiaries in Germany and China, as well as through independent distributors and sales representatives operating in 32 countries.  Our independent foreign distributors purchase our products for resale and we generally recognize the sale at the time of shipment to the distributor.  As with U.S. sales representatives, sales made by international sales representatives are on an agency basis, with sales made directly to the customer by us.

Net international sales for 2024, 2023 and 2022 were (in millions) $20.4, $25.3 and $22.4, respectively.  We determine international sales by the international geographic destination into which the products are sold and delivered and include not only sales by foreign subsidiaries but also export sales from the U.S. to our foreign distributors and to our representatives’ customers.  International sales do not include transfers between Data I/O and our foreign subsidiaries.  Export sales are subject to U.S. Department of Commerce regulations.  We have not, however, experienced difficulties to date as a result of these requirements.  Our products typically do not require export licenses.  We have not made sales to Iran or any Iranian governmental entities or any other blacklisted companies or countries.

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

In accordance with industry practices, generally all orders are subject to cancellation prior to shipment without penalty, except for contracts calling for custom configuration.  To date, such cancellations have not had a material effect on our sales volume.  To meet customers’ delivery requirements, we manufacture certain products based upon a combination of backlog and anticipated orders.  Most orders are scheduled for delivery within 1 to 90 days after receipt of the order.  Our backlog of pending orders was approximately (in millions) $3.5, $2.8 and $4.8 as of December 31, 2024, 2023 and 2022, respectively.  The size of backlog at any date is not necessarily a meaningful indicator of the trend of our business.

Research and Development

We believe that continued investment in research and development is critical to our future success.  We continue to develop new technologies and products and enhance existing products.  Future growth is largely dependent upon the timely development and introduction of new products, as well as the development of technology and algorithms to support the latest programmable devices.  Where possible, we may pursue partnerships and other strategic relationships to add new products, capabilities and services, particularly in security deployment.  We are currently focusing our research and development efforts on strategic growth markets, including automotive electronics, IoT and security deployment. We are continuing to develop technology for manual and automated systems to program new categories of semiconductors, including Secure Elements, TPMs, Authentication Chips, and Secure Microcontrollers. We plan to deliver new programming technology, automated handling systems, factory automation communications software, and enhancements for security deployment in the manufacturing environment.  We also continue to focus on increasing our capacity and responsiveness for new device support requests from customers and programmable integrated circuit manufacturers by revising and enhancing our internal processes and tools.  Our research and development efforts have resulted in the release of significant new products and product enhancements over the past several years.

During 2024, 2023 and 2022, we made expenditures for research and development of (in millions) $6.2, $6.5 and $6.1, respectively, representing 29%, 23% and 25% of net sales, respectively.  Research and development costs are generally expensed as incurred.

Patents, Copyrights, Trademarks and Licenses

We rely on a combination of patents, copyrights, trade secrets and trademarks to protect our IP, as well as product development and marketing skills to establish and protect our market position and will continue to apply for and add new patents to our patent portfolio as we develop strategic new technologies.

We attempt to protect our rights in proprietary systems (architecture, implementations, software) including Lumen®X, FlashCORE, TaskLink, ConneX, SentriX and other software products, by retaining the title to and copyright of the software and documentation, by including appropriate contractual restrictions on use and disclosure in our licenses, and by requiring our employees to execute non-disclosure agreements.  Our software products are not typically sold or licensed separately from sales of programming systems.  However, when we license software separately, we recognize revenue upon the transfer of control of the software, which is generally upon shipment, provided that only inconsequential performance obligations remain on our part and substantive acceptance conditions, if any, have been met.

Because of the rapidly changing technology in the semiconductor, electronic equipment and software industries, portions of our products might infringe upon existing patents or copyrights, and we may be required to obtain licenses or discontinue the use of infringing technology.  We believe that any exposure we may have regarding possible infringement claims is a reasonable business risk similar to that assumed by other companies in the electronic equipment and software industries.  However, any claim of infringement, with or without merit, could be costly and a diversion of management’s attention, and be an adverse determination could adversely affect our reputation, potentially preclude us from offering certain products, and subject us to substantial liability.  As of December 31, 2024, we were not subject to any pending actions regarding infringement claims.

Employees - Human Capital

As of December 31, 2024, we had a total of 95 employees, of which 45 were located outside the U.S. and 7 of which were part time.  We also utilize independent contractors for specialty work, primarily in research and development, and utilize temporary workers to adjust capacity to fluctuating demand and for special projects.  Many of our employees are highly skilled, trained and experienced in specialized areas and our continued success will depend in part upon our ability to attract and retain employees who can be in great demand within the industry.  None of our employees are represented by a collective bargaining unit and we believe relations with our employees are favorable.  In foreign countries we have employment agreements or, in China, the Shanghai Foreign Services Co., Ltd. (“FSCO”) labor agreement. Because of the creation of specialized knowledge and skills in our business, there are extra short-term challenges to hiring and training replacements. Our hiring and retention strategies and efforts include emphasis on the advantages of working in a technology oriented, smaller, international, public company, and the culture of our organization. We utilize competitive pay practices, incentive compensation, equity awards, and benefits such as health care, life and disability insurance; paid time off; education and volunteer time.

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

As the largest and only publicly traded company in its sector, according to our internal analysis, Data I/O has led its industry in disclosing significant operational and financial information.  The Company's Board currently includes Data I/O's CEO and four Independent Directors.  It is diverse in gender, education, professional experience and differences in viewpoints and skills.  Through its continuous improvement practices and our operations’ focus on assembly and test with no fabrication, the Company consumes relatively little energy, has minimal or no emissions or pollutants to air and wastewater, and complies with workplace labor, safety and business practices on three continents. Additionally, the Company started to purchase only sustainable (green) electric power (in our China & U.S. facilities in 2023; German facility in prior years) and started to purchase offsets for its carbon emissions from natural gas use in the U.S. facility. For our vehicles, we have been replacing company-owned cars with hybrid or electric vehicles where feasible.  None of these actions have had a material financial impact. Recent developments to climate regulations and guidelines have increased customer demands for climate disclosures on their timelines as opposed to regulations applicability to the Company.

Data I/O is also committed to giving back to our local communities through volunteer and internship programs.  The Company provide employees time-off to volunteer.  In addition, the Company provides internships to local high school and college students through STEM and technical colleges.

Compliance with environmental laws has not had, nor is it currently expected to have, a material effect on our capital expenditures, financial position, results of operations or competitive position. Potential regulations regarding climate change measurements and disclosures could require significant effort and costs.

Executive Officers of the Registrant

Set forth below is certain information concerning the executive officers of Data I/O as of March 18, 2025:

Name	Age	Position

William Wentworth	59	President and Chief Executive Officer
Gerald Y. Ng	63	Vice President, Chief Financial Officer, Secretary and Treasurer

William Wentworth joined Data I/O as a member of the Board of Directors on May 2023 and assumed the President position on September 1,2024 and Chief Executive Officer (“CEO”) position on October 1, 2024.  Bill Wentworth brings a wealth of industry experience spanning over 35 years, including private equity and M&A exposure.  As the CEO of Source Electronics, the global market share leader in programming and test services, he was a Data I/O customer and led the sale of controlling interest of Source Electronics to HIG Capital in 2001 and the company’s subsequent sale to Avnet in 2008 with significant investor return. Under Bill's leadership, Source developed compelling programming solutions for the automotive and consumer industries, expanding the business and limiting its industry and customer concentration. For the years prior to joining Data I/O, as President and owner of Wentworth Advisors, he has consulted in the programming, IT, and private equity markets, focusing on expanding deal flow, performing due diligence and Board service.

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

Any or all of the forward-looking statements in this Annual Report or in any other public statement made may turn out to be wrong.  They can be affected by inaccurate assumptions we might make or known or unknown risks and uncertainties can affect these forward-looking statements.  Many factors -- for example, product competition and product development -- will be important in determining future results.  Moreover, neither Data I/O nor anyone else assumes responsibility for the accuracy and completeness of these forward-looking statements.  Actual future results may materially vary.

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

We produce products in the United States and China. Currently, certain of our products are subject to tariffs imposed by one country on goods manufactured in the other country.  There is uncertainty regarding the tariffs expected to be imposed, and any increase in tariff rates and subjecting additional items to tariffs could increase our costs, revenues and the competitiveness of our products due to our manufacturing locations.  Trade and tariff issues are creating business uncertainty and may spread to and impact other jurisdictions.

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

War based restrictions, embargos, and supply chain disruptions have and are occurring because of the Russian invasion of Ukraine, which could have economic and other indirect impacts to our business.  We do not have any operations in Russia or Ukraine, nor do we rely on any software or hardware components sourced from these two countries. The Israel - Hamas war could have similar issues, although we have not experienced any material impacts.

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

Failure to adapt to new technological trends in our industry may impact our competitiveness and financial results.

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

Concentration in automotive electronics and our orders related to automotive electronics customers has been dominant in recent years at 59% in 2024, 63% in 2023 and 61% in 2022.  As we have been concentrated on automotive electronics customers, any decrease in demand from these customers may materially impact our results, as it will take some time to transition our product line to other markets.  Quality standards and business requirements by our automotive electronics customers, driven in turn by their automotive manufacturer customers, may demand processes and certifications at a higher level than we currently are structured to provide.  For example, although we currently meet the ISO 9001:2015 standard, new quality standards, and environmental standards may be demanded by our customers with even more rigorous requirements.  In addition, contractual provisions may expose us to greater potential liability and costs and we may be required to provide higher service levels than we currently provide.  If we cannot adapt to these industry requirements or manage these contractual provisions, our business may be adversely affected.

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

12

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

Future acquisitions may also affect our financial position.  For example, we may use significant cash or incur debt, which would weaken our balance sheet, or issue additional shares, potentially diluting existing shareholders.  We may also capitalize goodwill and intangible assets acquired, the amortization or impairment of which would reduce our profitability.  We cannot guarantee that future acquisitions will improve our business or operating results.

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

Because of the rapidly changing technology in the semiconductor, electronic equipment and software industries, portions of our products might possibly infringe upon existing patents or copyrights, and we might be required to obtain licenses or discontinue the use of infringing technology.  We believe that any exposure we may have regarding possible infringement claims is a reasonable business risk similar to that assumed by other companies in the electronic equipment and software industries.  However, any claim of infringement, with or without merit, could be costly and a diversion of management’s attention, and an adverse determination could adversely affect our reputation, preclude us from offering certain products, and subject us to substantial liability.

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

We work closely with most semiconductor manufacturers to ensure that our data programming and security deployment systems comply with their requirements. In addition, many semiconductor manufacturers recommend our managed and secure programming systems for use by users of their programmable devices.  These working relationships enable us to keep our programming systems product lines up to date and provide end-users with broad and current programmable device support.  As technology changes occur, that could limit the effectiveness of pre-placement programming, particularly for very small high-density NAND, eMMC and UFS devices, certain semiconductor manufacturers may not recommend or may not continue recommending our programming systems for these devices.  Our business may be adversely affected if our relationships with semiconductor manufacturers deteriorate or if semiconductor manufacturers are not willing to closely work with us on security deployment.  Consolidation within the semiconductor industry may also impact us.  As we develop more security deployment solutions, we will need to partner more closely with semiconductor manufacturers.

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

Because we rely on a small number of suppliers for certain parts, we are subject to possible price increases by these suppliers.  Also, we may be unable to accurately forecast our production schedule.  If we underestimate our production schedule, suppliers may be unable to meet our demand for components.  This delay in the supply of key components may have a materially adverse effect on our business.  For suppliers who discontinue parts, we may be required to make lifetime purchases covering future requirements.   Over estimation of demand or excessive minimum order quantities may lead to excess inventories that may become obsolete.  Part shortages impact availability, lead times and pricing that may be disruptive to our production plans, lead times, margins and may result in lost sales.

Some of our sockets, parts, subassemblies and boards are currently manufactured to our specifications by third-party foreign contract manufacturers and we are sourcing certain parts or options from foreign manufacturers, particularly in China.  For example, due to geopolitical considerations, we may not be able to obtain sufficient quantity of these products if and when needed or the quality of these parts or options may not meet our standards, which may result in lost sales.

If we are unable to attract and retain qualified third-party distributors and representatives, our business may be adversely affected.

We utilize an internal sales force and third-party distributors and representatives.  Therefore, the financial stability of these distributors and representatives is important.  Their ability to operate, timely pay us, and to acquire any necessary financing may be affected by the current economic climate.  Highly skilled professional engineers use most of our products.  To be effective, third-party distributors and representatives must possess significant technical, security, marketing, customer relationships and sales resources and must devote their resources to sales efforts, customer education, training and support.  These required qualities limit the number of potential third-party distributors and representatives.  Our business will suffer if we cannot attract and retain a sufficient number of qualified third-party distributors and representatives to market our products.

MARKET CONDITIONS

A decline in economic and market conditions may result in delayed or decreased capital spending and delayed or defaulted payments from our customers.

Current and future public health crise, geo-political conflicts, and economic barriers, tariffs and constraints can adversely impact the Company’s financial performance.  Our business is highly impacted by capital spending plans and other economic cycles that affect the users and manufacturers of integrated circuits.  The industries are highly cyclical and are characterized by rapid technological change, short product life cycles and fluctuations in manufacturing capacity and pricing and gross margin pressures.  In a difficult economic climate, it may take us longer to receive payments from our customers and some of our customers’ business may fail, resulting in non-payment.  Our market growth outlook and related business decisions may be wrong.  These factors could have a material adverse effect on our business and financial condition.

Our international operations may expose us to additional risks that may adversely affect our business.

International sales represented approximately 94%, 90% and 93% of net sales in 2024, 2023 and 2022, respectively.  We expect that international sales will continue to be a significant portion of our net revenue.  International sales may fluctuate due to various factors, including:

•	current and future global health crisis, similar to COVID-19;

•	economic trade barriers and constraints such as tariffs and taxes;

•	economic challenges in China, Europe and Latin America, as these are major markets for our products, with China being a significant production location;

•	foreign currency exchange rate fluctuations in our major international markets as volatile exchange rates may impact our competitiveness and margins, especially where we have subsidiary operations;

•	unexpected changes in regulatory requirements;

•	difficulties in staffing and managing foreign operations;

•	longer average payment cycles and difficulty in collecting accounts receivable;

•	compliance with applicable export licensing requirements and the Foreign Corrupt Practices Act;

•	product safety and other certification requirements;

•	ability to protect our intellectual property in multiple patent jurisdictions; and/or

•	ability to move cash freely from subsidiaries.

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

The European Union and European Free Trade Association (“EU”) has established certain electronic emission and product safety requirements (“CE”).  As applicable, our products currently meet these requirements; however, failure to obtain either CE certification or a waiver for any product may prevent us from marketing that product in Europe.  The EU also has directives concerning the Reduction of Hazardous Substances (“RoHS”) and we believe we are classified within the EU RoHS Directive category list as Industrial Monitoring and Control Equipment (category 9).  We believe all current products meet the RoHS directives.  Failure to meet applicable directives or qualifying exemptions may prevent us from marketing certain products in Europe or other territories with similar requirements.

We have subsidiaries in Germany and China and large balances of cash are in our foreign subsidiaries.  Our business and financial condition is sensitive to currency exchange rates and any restrictions imposed on their currencies including restrictions on repatriation of cash.  A repatriation of cash has, and could in the future, result in tax costs and corresponding deferred tax assets with related tax valuation allowances.

OPERATIONS

Fluctuations in our quarterly operating results may adversely affect our stock price.

Our operating results tend to vary from quarter to quarter.  Our revenue in each quarter substantially depends upon orders received within that quarter.  Conversely, our expenditures are based on investment plans and estimates of future revenues.  We may, therefore, be unable to quickly reduce our spending if our revenues decline in a given quarter.  As a result, operating results for that quarter will suffer.  Our operating results for any one quarter are not necessarily indicative of results for any future periods.

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

We have incurred operating losses in five of the last ten years.  We operate in a cyclical industry.  We will continue to examine our level of operating expense based upon our projected revenues.  Any planned increases in operating expenses may result in losses in future periods if projected revenues are not achieved or the investment level required is too large.  As a result, we may need to generate greater revenues than we have recently in order to maintain profitability.  However, we cannot provide assurance that our revenues will increase and our business strategies will be successful, resulting in future losses.

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

We believe that we have sufficient cash or working capital available under our operating plan to fund our operations and capital requirements through at least the next one-year period.  In the event we require additional cash for U.S. operations or other needs, we may choose to repatriate some, or all, of the cash held in our foreign subsidiaries.  There may be tax, legal and other impediments to any repatriation actions.  Our working capital may be used to fund possible losses, business growth, project initiatives, share repurchases, and business development initiatives including acquisitions, which could reduce our liquidity and result in a requirement for additional cash before that time.  Any substantial inability to achieve our current business plan could have an adverse impact on our financial position, liquidity, or results of operations and may require us to reduce expenditures and/or seek additional financing.

Therefore, we may seek additional funding through public or private debt or equity financing or from other sources.  We have no commitments for additional financing and given a potential future unfavorable economic climate and our financial results, we may experience difficulties in obtaining funding on favorable terms, if at all.  Any financing we obtain may contain covenants that restrict our freedom to operate our business or may require us to issue securities that have rights, preferences or privileges senior to our Common Stock and may dilute your ownership interest.

Our stock price may be volatile and, as a result, our shareholders may lose some or all their investment.

The stock prices of technology companies tend to fluctuate significantly.  We believe factors such as announcements of new products or services by us or our competitors and quarterly variations in financial results and outlook may cause the market price of our Common Stock to fluctuate substantially.  In addition, overall volatility in the stock market, particularly in the technology sector, is often unrelated to the operating performance of companies.  If these market fluctuations continue in the future, they may adversely affect the price of our Common Stock.

CYBERSECURITY RISKS

Cybersecurity breaches or terrorism could result in liabilities or costs as well as damage to or loss of our data or customer access to our website and information systems.  The collection, storage, transmission, use and disclosure of user data and personal information, if accessed improperly, could give rise to liabilities or additional costs as a result of laws, government regulations and evolving views of personal privacy rights.

Cybersecurity attacks may increase due to geo-political disagreements with countries and regions such as Russia, China, Korea and the Middle East.  Cybersecurity breaches or terrorism could result in the exposure or theft of private or confidential information as well as interrupt our business, including denying customer access to our website and information systems.  We transmit, and in some cases store, end-user data, including personal information.  In jurisdictions around the world, personal information is becoming increasingly subject to legislation and regulations intended to protect consumers’ privacy and security.  The interpretation of privacy and data protection laws and regulations regarding collection, storage, transmission, use and disclosure of such information in some jurisdictions are unclear and evolving.  These laws may be interpreted and applied in conflicting ways from country to country and in a manner that is not consistent with our current data protection practices.  Complying with these varying international requirements could cause us to incur additional costs and change our business practices.  Because our services are accessible in many foreign jurisdictions, some of these jurisdictions may claim that we are required to comply with their laws, even if we have no local entity, employees or infrastructure.  We could be forced to incur significant expenses if we were required to modify our products, our services or our existing security and privacy procedures to comply with new or expanded regulations.

REGULATORY REQUIREMENTS

Failure to comply with increasing regulatory requirements may adversely affect our stock price and business.

As a public company, we are subject to numerous governmental and stock exchange requirements which we believe, we are in compliance with.  Our failure to meet regulatory requirements and exchange listing standards may result in actions such as: the delisting of our stock, impacting our stock’s liquidity; SEC enforcement actions; and securities claims and litigation. Unfortunately, increased regulations pushed onto public companies may have a disproportionate impact to smaller public companies.

The Sarbanes-Oxley Act of 2002 and the Securities and Exchange Commission (SEC) have requirements that we may fail to meet or we may fall out of compliance with, such as the internal controls auditor attestation required under Section 404 of the Sarbanes-Oxley Act of 2002, with which we are not currently required to comply as we are a smaller reporting company.  We assume that we will continue to have the status of a smaller reporting company based on the aggregate market value of the voting and non-voting shares held as of June 30, 2024.  If we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002.  Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent financial fraud.  If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.

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

Regulatory requirements regarding disclosure of our use of “conflict” minerals mined from the Democratic Republic of Congo and adjoining countries could affect the sourcing and availability of minerals used in the manufacture of certain products. Although we do not buy raw materials, manufacture, or produce any electronic equipment using conflict minerals directly, some components provided by our suppliers and contained in our products contain conflict minerals.  Our goal is for our products to be conflict free.  As a result, there may only be a limited pool of suppliers who provide conflict-free metals, and we cannot assure you that we will be able to obtain products in sufficient quantities or at competitive prices.  Single source suppliers may not respond or respond negatively regarding conflict mineral sourcing, and we may be unable to find alternative sources to replace them.  Also, because our supply chain is complex, we may face reputational challenges with our customers and other stakeholders if we are unable to sufficiently verify the origins for all metals used in the products that we sell.  Further, if we are unable to comply with the new laws or regulations or if our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us.  We may need to incur additional costs and invest additional resources, including management’s time, to comply with the new regulations and additional reporting and disclosure obligations.

Climate focused regulations and related disclosures are a similar evolving regulatory area, and we may be required to invest in systems, processes and personnel to address new requirements in the ESG area.  These will require significant costs, work and reputational risk for failing to meet requirements, with miniscule impact to the global environment.

Item 1B.  Unresolved Staff Comments

None.

Item 1C. Cybersecurity

CYBERSECURITY GOVERNANCE

The Company’s Board of Directors has oversight responsibility for our strategic and operational risks.  The Audit Committee of the Board of Directors is responsible for board-level oversight of cybersecurity risk; however, the full Board is typically present for Information Technology (IT) and Cybersecurity briefings.  As part of its oversight role, the Audit Committee receives reporting about the Company’s cybersecurity program, activities, threats and incidents (if any) through periodic updates.  The cybersecurity program is managed by our outsourced IT infrastructure team with oversight and coordination by our CFO, who reports directly to our CEO.  Utilization of an outsourced IT infrastructure team allows Data I/O to access the necessary breadth and depth of leading cybersecurity programs, staff, expertise, and tools.  The IT infrastructure team monitors the prevention, mitigation, detection, and remediation of cybersecurity incidents through their management of the cybersecurity function, including the operation of the Company’s incident response plans, which include appropriate escalation to the CFO, CEO and the Audit Committee.

CYBERSECURITY RISK MANAGEMENT AND STRATEGY

The Company has processes in place to identify, assess, and monitor material risks from cybersecurity threats, which are part of the Company’s overall cybersecurity risk management and have been embedded in the information systems operating procedures and internal controls.  Our IT function manages IT operations and continually evolves and enhances our systems to meet the constantly changing digital environment.  Periodic cybersecurity risk assessments are performed to identify, assess, and prioritize potential risks to information, data assets, infrastructure and third-party vendors.  The Company addresses significant risks through corrective or mitigating actions as necessary.

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

Item 2.  Properties

The Company has three facilities with our headquarters and primary engineering and operational functions located in Redmond, Washington.  Our two subsidiary facilities in Munich, Germany and Shanghai, China provide extended worldwide sales, service, engineering and operations services.  The total annual gross or base lease payments during 2024 and 2023 were approximately $795,000 and $823,000, respectively.  The lease payment decrease in 2024 was due primarily to a reduction in lease rates for our Redmond, Washington and Shanghai, China facilities.  The lower rates reflect the real estate market conditions as part of the lease extensions which occurred in the fourth quarter of 2024.   The Redmond lease was renewed and extended by 3.75 years and the Shanghai, China lease was renewed and extended by 3 years.

The Redmond, Washington headquarters facility lease runs to October 31, 2029, at approximately 20,460 square feet.  The lease for the facility located in Shanghai, China runs to October 31, 2027, at approximately 19,400 square feet.  The lease for the facility located near Munich, Germany runs to August 2027, at approximately 4,895 square feet.

Item 3.  Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.  As of December 31, 2024, we were not a party to any legal proceedings or aware of any indemnification agreement claims, the adverse outcome of which in management’s opinion, individually or in aggregate, would have a material adverse effect on our results of operations or financial position.

Item 4.  Mine Safety Disclosures

Not Applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Stock is listed on the NASDAQ Capital Market (NASDAQ symbol is DAIO).  The closing price was $2.77 on December 31, 2024.

The approximate number of shareholders of record as of March 18, 2025 was 350.

Except for special cash dividend of $4.15 per share paid on March 8, 1989, we have not paid cash dividends on our Common Stock and do not anticipate paying regular cash dividends in the foreseeable future.

No sales of unregistered securities were made by us during the periods ended December 31, 2024, 2023 or 2022.

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

OVERVIEW

The automotive and industrial electronics industry is cyclical.  With increased market uncertainty and customer capacity expansion slowing in 2024, automated systems shipments declined in the Americas and Europe which was partially offset by revenue growth in Asia. Automotive electronics represented 59% of 2024 bookings compared to 63% for 2023.  While automotive system sales were below expectations, the Company continues to expand its sales to service providers (franchise distribution, contract manufacturers and independent providers) and reoccurring revenue offerings.  For the full year, consumable adapters and services revenue remained steady, representing 50% of total revenue and helping mitigate the decline in system sales.

COVID-19 impacts in past years were no longer an operational challenge with personnel staffing, inventory levels and supply chain and operational activities returning to normal levels.  However late in 2024 with the new incoming United States Administration, geo-political, economic and trade uncertainties have increased.  The resulting future impact on the Company’s markets, customers, supply chain and operations are uncertain.  However, the operational and manufacturing resiliencies gained from the COVID-19 impact and the experience of leadership and operational teams can be leveraged to navigate and mitigate these potential future challenges.  As our customers shift their supply chain and manufacturing locations to address changing economic and trade constraints, we will have the capacity and ability to adjust accordingly.

After a period of stability which lasted over a decade, key organizational leadership transition occurred in the fourth quarter of 2024 with the appointment of a new CEO and President, William Wentworth.  Subsequent changes have also occurred in the leadership of the Sales, Marketing and Engineering functions and corresponding changes in the strategic and operational direction of these groups.  We believe these changes will drive improved revenue growth, higher product innovation, greater operational efficiency and improved financial performance.

We continue to make investments in technologies, products and services to maintain market leadership in our Unified Programming Strategy.  This strategy supports our customers’ preprogramming supply chain needs, from design to manufacturing and beyond.  Our manual programmer offerings, such as LumenX and FlashCore, provide preprogramming solutions for our customers’ design, engineering, new product introduction, low-to-medium production, and test needs while our PSV system of products support medium-to-high volume production needs.  Our strong cash position and balance sheet, combined with our long-term view of the market, gives us financial flexibility to make these investments.

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

We expense contract acquisition costs, primarily sales commissions, for contracts with terms of one year or less and will capitalize and amortize incremental costs with terms that exceed one year.  During 2024 and 2023, the impact of capitalization of incremental costs for obtaining contracts was immaterial.  We exclude sales, use, value added, some excise taxes and other similar taxes from the measurement of the transaction price.

We recognize revenue upon transfer of control of the promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services.  We have determined that our programming equipment has reached a point of maturity and stability such that product acceptance can be assured by testing at the factory prior to shipment and that the installation meets the criteria to be a separate performance obligation.  These systems are standard products with published product specifications and are configurable with standard options.  The evidence that these systems could be deemed accepted was based upon having standardized factory production of the units, results from batteries of tests of product performance to our published specifications, quality inspections and installation standardization, as well as past product operation validation with the customer and the history provided by our installed base of products upon which the current versions were based.

The revenue related to products requiring installation, that is perfunctory, is recognized upon transfer of control of the product to customers, which generally is at the time of shipment.  Installation that is considered perfunctory includes any installation that is expected to be performed by other parties, such as distributors, other vendors, or the customers themselves.  This analysis considers the complexity, skill and training needed, as well as customer expectations regarding installation.

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

We transfer certain products out of service from their internal use and make them available for sale.  The products transferred are typically our standard products in one of the following areas: service loaners, rental or test units; engineering test units; or sales demonstration equipment.  Once transferred, the equipment is sold by our regular sales channels as used equipment inventory.  These product units often involve refurbishing with standard equipment warranty provided and are conducted as sales in our normal and ordinary course of business.  The transfer amount is the product unit’s net book value, and the sale transaction is accounted for as revenue and cost of goods sold.

Allowance for Credit Losses: Allowance for credit losses is based on our assessment of the losses collectively expected for the future, as well as collectability of specific customer accounts and the aging of accounts receivable.  If there is deterioration of a major customer’s credit worthiness or actual defaults are higher than historical experience, or events forecast that collectively indicate some impairment is expected, our estimates of the recoverability of amounts due to us could be adversely affected.

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

Tax Valuation Allowances:  Given the uncertainty created by our loss history capital and geographic spending, as well as income and current net deferred tax assets by entity and country, we expect to continue to limit the recognition of net deferred tax assets and accounting for uncertain tax positions and maintain the tax valuation allowances.  At the current time, we expect, therefore, that reversals of the tax valuation allowance will take place as we are able to take advantage of the underlying tax loss or other attributes in carry forward or their use by future income or circumstances allow us to realize these attributes.  The transfer pricing and expense or cost sharing arrangements are complex areas where judgments, such as the determination of arms-length arrangements, can be subject to challenges by different tax jurisdictions.

Share-based Compensation: We account for share-based awards provided to our employees and directors, including employee stock option awards, performance stock unit awards and restricted stock unit awards, using the estimated grant date fair value method of accounting.  For options, we estimate the fair value using the Black-Scholes valuation model and an estimated forfeiture rate.  Restricted stock unit awards and performance stock unit awards are valued based on the average of the high and low price on the date of the grant and an estimated forfeiture rate.  For options, performance and restricted stock unit awards, expense is recognized as compensation expense on the straight-line basis.  Employee Stock Purchase Plan (“ESPP”) shares were issued under provisions that do not require us to record any equity compensation expense.

RESULTS OF OPERATIONS:

NET SALES

Net sales by product line	2024	Change	2023
(in thousands)
Automated programming systems	$16,940	(25.7%)	$22,806
Non-automated programming systems	4,829	(8.2%)	5,258
Total programming systems	$21,769	(22.4%)	$28,064

Net sales by location	2024	Change	2023
(in thousands)
United States	$1,377	(50.8%)	$2,799
% of total	6.3%		10.0%
International	$20,392	(19.3%)	$25,265
% of total	93.7%		90.0%

Net sales by type	2024	Change	2023
(in thousands)
Equipment Sales	$10,985	(32.8%)	$16,343
Adapter Sales	7,250	(11.1%)	8,154
Software and Maintenance Sales *	3,534	(0.9%)	3,567
Total	$21,769	(22.4%)	$28,064

* includes an insignificant amount of service and parts sales

Net sales for the year ended December 31, 2024 decreased approximately 22%, to $21.8 million, compared to 2023.  In 2024, automotive electronics uncertainty persisted and customer capacity expansion slowed, resulting in lower system shipments in the Americas and Europe which were partially offset by growth in Asia.  Automotive electronics represented 59% of 2024 bookings compared to 63% for 2023.  While automotive system sales were below expectations, the Company continues to expand its sales to service providers (franchise distribution, contract manufacturers and independent providers) and reoccurring revenue offerings.  For the full year, consumable adapters and services revenue remained steady, representing 50% of total revenue and helping mitigate the decline in system sales.

Order bookings were $22.5 million in 2024, down approximately 12.6% compared to $25.8 million in 2023 due to similar market challenges noted for revenue.  The order backlog on December 31, 2024, was $3.5 million, up $0.7 million from the fourth quarter of 2023, which will benefit revenue recognition in the first half of 2025 as systems are shipped.  Additionally, deferred revenue was approximately $1.6 million on December 31, 2024.

GROSS MARGIN	2024	Change	2023
(in thousands)
Gross margin	$11,606	(28.3%)	$16,186
Percentage of net sales	53.3%		57.7%

Gross margin as a percentage of sales for the year ended December 31, 2024, was 53.3%, compared to 57.7% in 2023.  The decrease in gross margin as a percentage of sales primarily reflects lower sales volume and lower related absorption of fixed manufacturing and service operating costs.  Actual 2024 production and service spending decreased by $250,000 or 4% from the prior year.

RESEARCH AND DEVELOPMENT

	2024	Change	2023
(in thousands)
Research and development	$6,240	(4.4%)	$6,524
Percentage of net sales	28.7%		23.2%

Research and development (“R&D”) expense decreased $284,000 for the year ended December 31, 2024 compared to 2023.  The decrease was primarily related to contracted services and incentive compensation.

We believe it is essential to invest in R&D to significantly enhance our existing solutions and create new products as markets develop and technologies change.  During 2024, we continued to invest in the creation of new and enhancement of existing capabilities for our PSV family of automated systems, LumenX and FlashPAK family of non-automated programmers and related software.  In addition to product development, a significant part of R&D spending is on creating algorithm software and support for new devices introduced by the semiconductor companies.  Our R&D spending fluctuates based on the number, type, and the development stage of our product initiatives and projects.

SELLING, GENERAL AND ADMINISTRATIVE

	2024	Change	2023
(in thousands)
Selling, general & administrative	$8,404	(8.8%)	$9,214
Percentage of net sales	38.6%		32.8%

Selling, General and Administrative (“SG&A”) expenses decreased approximately $810,000 thousand for the year ended December 31, 2024 compared to 2023.  The decrease was primarily related to lower sales commissions on lower revenue and lower outside services from efficiency improvements and cost controls. Cost control measures remain in effect.  Salary and wages remained flat with lower headcount savings offset by staff separation charges of approximately $430,000 in the fourth quarter of 2024.

INTEREST

	2024	Change	2023
(in thousands)
Interest income	$273	43.7%	$190

Interest income was higher for the year ended December 31, 2024 compared to 2023 primarily due to higher average interest rates and higher invested balances.

INCOME TAXES

	2024	Change	2023
(in thousands)
Income tax (expense) benefit	$(386)	99.0%	$(194)

Income tax (expense) increased by $192,000 for the year ended December 31, 2024 compared to 2023.  The increase was primarily a result of the withholding tax of $337,000 on the repatriation of cash from China subsidiary in 2024.  Income tax (expense) in 2024 and 2023 is primarily the result of foreign subsidiary income tax and minimal U.S. state income tax.

The effective tax rate for 2024 of (14.3%) and 2023 of 28.6% differed from the statutory tax rates in our tax reporting jurisdictions primarily due to subsidiary income with consolidated losses and the effect of valuation allowances.  We have a valuation allowance of $8.2 million and $8.7 million as of December 31, 2024 and 2023, respectively.  Our deferred tax assets and valuation allowance have increased by approximately $442,000 and $430,000 associated with the requirements of accounting for uncertain tax positions as of December 31, 2024 and 2023, respectively.  Given the uncertainty created by our loss history, particularly in the U.S., which is where most of our net deferred tax assets are located, and the ongoing uncertain economic outlook for our industry, as well as capital and geographic spending, we currently expect to continue to limit the recognition of net deferred tax assets and maintain the tax valuation allowances.

INFLATION AND CHANGES IN FOREIGN CURRENCY EXCHANGE RATES

Sales and expenses incurred by foreign subsidiaries are denominated in the subsidiary’s local currency and translated into U.S. Dollar amounts at average rates of exchange during the year.  We recognized foreign currency transaction gains of $58,000 in 2024 and $42,000 in 2023.  The transaction gains resulted primarily from translation adjustments to foreign inter-company accounts and U.S. Dollar accounts held by foreign subsidiaries and sales by our German subsidiary to certain customers, which were invoiced in U.S. Dollars.  Because approximately 94% of sales are to international markets, volatile exchange rates may also impact our competitiveness and margins.  Product and service price increases have been increased in response to cost increases caused by inflation, tariffs and part shortages.

FINANCIAL CONDITION:

LIQUIDITY AND CAPITAL RESOURCES

	2024	Change	2023
(in thousands)
Working capital	$16,085	($2,340)	$18,425

At December 31, 2024, our principal sources of liquidity consisted of existing cash and cash equivalents.  Cash at December 31, 2024 and 2023 was $10.3 million and $12.3 million, respectively.  Working capital decreased by $2.3 million during 2024 due primarily to the revenue decline and resulting operating loss. Our current ratio improved and was 4.2 and 4.0 for December 31, 2024 and 2023, respectively.  The company continues to have no debt.

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

As a result of our cyclical and seasonal industry, significant product development, factory resilience strategies, customer support and selling and marketing efforts, we require substantial working capital to fund our operations.  We have implemented or have initiatives to implement geographic shifts in our operations, optimize real estate usage, adjust pricing for cost inflation, lower unit costs, lower tariff expenses, reduce exposure to the impact of currency volatility, increase product development differentiation, and reduce other costs.  We believe that we have sufficient cash or working capital available under our operating plan to fund our operations and capital requirements through the next one-year period, and beyond.

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

Our working capital may be used to fund possible losses, business growth, project initiatives, share repurchases and business development initiatives including acquisitions, which could reduce our liquidity and result in a requirement for additional cash before that time.  Any substantial inability to achieve our current business plan could have a material adverse impact on our financial position, liquidity, or results of operations and may require us to reduce expenditure and/or seek possible additional financing.

OFF-BALANCE SHEET ARRANGEMENTS

Except as noted in the accompanying consolidated financial statements in Note 7, “Other Commitments” we had no material off-balance sheet arrangements.

SHARE REPURCHASE PROGRAMS

Data I/O did not have a share repurchase program in 2024 or 2023.

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

A reconciliation of net income to EBITDA and Adjusted EBITDA follows:

	For Year Ended December 31,
	2024	2023
(in thousands)
Net Income (loss)	$(3,093)	$486
Interest (income)	(273)	(190)
Taxes	386	194
Depreciation and amortization	565	608
EBITDA	$(2,415)	$1,098
Equity compensation	976	1,190
Adjusted EBITDA, excluding equity compensation	$(1,439)	$2,288

NEW ACCOUNTING PRONOUNCEMENTS - STANDARDS ISSUED AND IMPLEMENTED

Effective January 1, 2024, the Company adopted ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This update requires entities, including those with a single reportable segment, to disclose significant segment expenses regularly provided to the Chief Operating Decision Maker (CODM) and included in the reported measure of segment profit or loss.

The Company operates as a single reportable segment. The CODM evaluates the Company's performance based on operating income, as presented in the consolidated statements of operations. Significant segment expenses are those that are already disclosed in operating income and regularly reviewed by the CODM for purposes of assessing performance and allocating resources.  Additional significant single segment expense categories are provided in Note 13 – Segment Information.

NEW ACCOUNTING PRONOUNCEMENTS - STANDARDS ISSUED AND NOT YET IMPLEMENTED

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

In November 2024, FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation (Subtopic 220-40), which requires disclosure of specific information about costs and expenses within relevant expense captions on the face of the income statement, qualitative descriptions for expense captions not specifically disaggregated quantitatively, and the total amount and definition of selling expenses for interim and annual reporting periods.  This standard is effective for the annual reporting period beginning January 1, 2027 and interim reporting periods beginning January 1, 2028 and should be applied retrospectively to all comparative periods.  Early adoption is permitted.  The Company is currently evaluating the effects of adopting this new accounting guidance.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.  Financial Statements and Supplementary Data

See pages 28 through 47.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Data I/O Corporation

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Data I/O Corporation (a Washington corporation) and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2024, and the related notes and financial statement schedules included under Item 15(a)(2) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Bellevue, Washington

March 31, 2025

DATA I/O CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31, 2024	December 31, 2023

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,326	$12,341
Trade accounts receivable, net of allowance for credit losses of $22 and $72, respectively	3,960	5,707
Inventories	6,212	5,875
Other current assets	659	690
TOTAL CURRENT ASSETS	21,157	24,613

Property, plant and equipment – net	1,001	1,359
Other assets	2,812	1,429
TOTAL ASSETS	$24,970	$27,401

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$820	$1,272
Accrued compensation	1,517	2,003
Deferred revenue	1,535	1,362
Other accrued liabilities	1,161	1,438
Income taxes payable	39	113
TOTAL CURRENT LIABILITIES	5,072	6,188

Operating lease liabilities	2,160	702
Long-term other payables	112	192

STOCKHOLDERS’ EQUITY
Preferred stock -
Authorized, 5,000,000 shares, including 200,000 shares of Series A Junior Participating Issued and outstanding, none	-	-
Common stock, at stated value -
Authorized, 30,000,000 shares Issued and outstanding, 9,236,040 shares as of December 31, 2024 and 9,020,819 shares as of December 31, 2023	23,475	22,731
Accumulated earnings (deficit)	(5,738)	(2,645)
Accumulated other comprehensive income	(111)	233
TOTAL STOCKHOLDERS’ EQUITY	17,626	20,319
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$24,970	$27,401

See notes to consolidated financial statements

DATA I/O CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	For the Years Ended December 31,
	2024	2023

Net sales	$21,769	$28,064
Cost of goods sold	10,163	11,878
Gross margin	11,606	16,186
Operating expenses:
Research and development	6,240	6,524
Selling, general and administrative	8,404	9,214
Total operating expenses	14,644	15,738
Operating income (loss)	(3,038)	448
Non-operating income (loss):
Interest income	273	190
Foreign currency transaction gain (loss)	58	42
Total non-operating income (loss)	331	232
Income (loss) before income taxes	(2,707)	680
Income tax (expense) benefit	(386)	(194)
Net income (loss)	$(3,093)	$486

Basic earnings (loss) per share	$(0.34)	$0.05
Diluted earnings (loss) per share	$(0.34)	$0.05
Weighted-average basic shares	9,150	8,941
Weighted-average diluted shares	9,150	9,073

See notes to consolidated financial statements

DATA I/O CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	For the Years Ended December 31,
	2024	2023

Net Income (loss)	$(3,093)	$486
Other comprehensive income:
Foreign currency translation gain (loss)	(344)	(110)
Comprehensive income (loss)	$(3,437)	$376

See notes to consolidated financial statements

DATA I/O CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(in thousands, except share amounts)

				Accumulated
	Common Stock		Accumulated Earnings	and Other Comprehensive	Total Stockholders'
	Shares	Amount	(Deficit)	Income (Loss)	Equity

Balance at December 31, 2022	8,816,381	$21,897	$(3,131)	$343	$19,109

Stock awards issued, net of tax withholding	201,172	(370)	-	-	(370)
Issuance of stock through:
Employee Stock Purchase Plan	3,266	14	-	-	14
Share-based compensation	-	1,190	-	-	1,190
Net income (loss)	-	-	486	-	486
Other comprehensive income gain (loss)	-	-	-	(110)	(110)
Balance at December 31, 2023	9,020,819	$22,731	$(2,645)	$233	$20,319

Stock awards issued, net of tax withholding	210,202	(246)	-	-	(246)
Issuance of stock through:
Employee Stock Purchase Plan	5,019	14	-	-	14
Share-based compensation	-	976	-	-	976
Net income (loss)	-	-	(3,093)	-	(3,093)
Other comprehensive income gain (loss)	-	-	-	(344)	(344)
Balance at December 31, 2024	9,236,040	$23,475	$(5,738)	$(111)	$17,626

See notes to consolidated financial statements

DATA I/O CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Twelve Months Ended December 31,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(3,093)	$486
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	564	608
Equipment transferred to cost of goods sold	260	301
Share-based compensation	977	1,190
Net change in:
Trade accounts receivable	1,711	(719)
Inventories	(358)	815
Other current assets	29	(48)
Accounts payable and accrued liabilities	(1,263)	109
Deferred revenue	122	(267)
Other long-term liabilities	1,458	(684)
Deposits and other long-term assets	(1,402)	637
Net cash provided by (used in) operating activities	(995)	2,428

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(467)	(1,195)
Cash provided by (used in) investing activities	(467)	(1,195)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock, less payments for shares withheld to cover tax	(232)	(356)
Cash provided by (used in) financing activities	(232)	(356)

Increase (decrease) in cash and cash equivalents	(1,694)	877

Effects of exchange rate changes on cash	(321)	(46)
Cash and cash equivalents at beginning of period	12,341	11,510
Cash and cash equivalents at end of period	$10,326	$12,341

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$459	$171

See notes to consolidated financial statements

DATA I/O CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Data I/O Corporation (“Data I/O”, “We”, “Our”, “Us”) designs, manufactures and sells programming systems used by designers and manufacturers of electronic products.  Our programming system products are used to program integrated circuits (“ICs” or “devices” or “semiconductors”) with the specific unique data necessary for the ICs contained in various products and are an important tool for the electronics industry experiencing growing use of programmable ICs.  Customers for our programming system products are located around the world, primarily in Asia, Europe and the Americas.  Our manufacturing operations are currently located in Redmond, Washington, United States and Shanghai, China.

Principles of Consolidation

The consolidated financial statements include the accounts of Data I/O Corporation and wholly owned subsidiaries.  Intercompany accounts and transactions have been eliminated in consolidation.

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

Significant estimates include:

•	Revenue Recognition
•	Allowance for Credit Losses
•	Inventory Obsolescence Allowances
•	Warranty Accruals
•	Tax Valuation Allowances
•	Share-based Compensation

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

Cash and Cash Equivalents

All highly liquid investments purchased with an original maturity of 90 days or less are considered cash equivalents.  We maintain our cash and cash equivalents with major financial institutions in the United States of America, which are insured by the Federal Deposit Insurance Corporation (FDIC), and in foreign jurisdictions.  Deposits in U.S. banks exceed the FDIC insurance limit.  We have not experienced any losses on our cash and cash equivalents.  Cash and cash equivalents held in foreign bank accounts, typically in local currency, in China and Germany, totaled $4.3 and $6.6 million at December 31, 2024 and 2023, respectively. This cash held in subsidiaries have restrictions and costs associated with repatriations, currency conversions, and complying with government policies, regulations and controls, especially in China.

Fair Value of Financial Instruments

Certain financial instruments are carried at cost on the consolidated balance sheets, which approximates fair value due to their short-term, highly liquid nature.  These instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, and other short-term liabilities.

Accounts Receivable

Majority of our accounts receivable are due from companies in the electronics manufacturing industries.  Credit is extended based on an evaluation of a customer’s financial condition and, generally, collateral is not required.  Account receivables are typically due within 30 to 60 days and are stated at amounts due net of an allowance for credit losses.  Accounts receivable outstanding longer than the contractual payment terms are considered past due.  We determine the allowance by considering a number of factors, including a forward-looking expectation based upon the condition of the general economy and the industry as a whole and our previous bad debt experience, as well as the length of time trade accounts receivable are past due, the industry and geographic payment practices involved, and the customer’s current ability to pay their obligation to us.  We write off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for credit losses.

Inventories

Inventories are stated at the lower of cost or net realizable value with cost being the currently adjusted standard cost, which approximates cost on a first-in, first-out basis.  We estimate changes to inventory for obsolete, slow-moving, excess and potential non-salable inventory by reviewing current transactions and forecasted product demand.  We evaluate our inventories on an item-by-item basis and record an adjustment (lower of cost or net realizable value) accordingly.

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

Property, plant and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  If the total of future undiscounted cash flows is less than the carrying amount of these assets, an impairment loss, if any, based on the excess of the carrying amount over the fair value of the assets, is recorded.  Based on these evaluations, for the years ended December 31, 2024 and 2023, no impairment was noted or recorded for property, plant and equipment.

Patent Costs

We expense external costs, such as filing fees and associated attorney fees, incurred to obtain initial patents, but capitalize patents obtained through acquisition as intangible assets. We also expense costs associated with maintaining and defending issued patents.

Income Taxes

Income taxes are computed at current enacted tax rates, less tax credits, using the asset and liability method.  Deferred taxes are adjusted both for items that do not have tax consequences and for the cumulative effect of any changes in tax rates from those previously used to determine deferred tax assets or liabilities.  Tax provisions include amounts that are currently payable, changes in deferred tax assets and liabilities that arise because of temporary differences between the timing of when items of income and expense are recognized for financial reporting and income tax purposes, and any changes in the valuation allowance caused by a change in judgment about the realization of the related deferred tax assets.  A valuation allowance is established when necessary to reduce deferred tax assets to amounts expected to be realized.

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

We expense contract acquisition costs, primarily sales commissions, for contracts with terms of one year or less and will capitalize and amortize incremental costs with terms that exceed one year.  During 2024 and 2023, the impact of capitalization of incremental costs for obtaining contracts was immaterial.  We exclude sales, use, value added, some excise taxes and other similar taxes from the measurement of the transaction price.

We recognize revenue upon transfer of control of the promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services.  We have determined that our programming equipment has reached a point of maturity and stability such that product acceptance can be assured by testing at the factory prior to shipment and that the installation meets the criteria to be a separate performance obligation.  These systems are standard products with published product specifications and are configurable with standard options.  The evidence that these systems could be deemed accepted was based upon having standardized factory production of the units, results from batteries of tests of product performance to our published specifications, quality inspections and installation standardization, as well as past product operation validation with the customer and the history provided by our installed base of products upon which the current versions were based.

The revenue related to products requiring installation, that is perfunctory, is recognized upon transfer of control of the product to customers, which generally is at the time of shipment.  Installation that is considered perfunctory includes any installation that is expected to be performed by other parties, such as distributors, other vendors, or the customers themselves.  This analysis considers the complexity, skill and training needed as well as customer expectations regarding installation.

We enter into arrangements with multiple performance obligations that arise during the sale of a system that could include hardware, software, installation, services and support and extended maintenance components.  We allocate the transaction price of each element based on the relative selling prices.  Relative selling price is based on the selling price of the standalone system.  For the installation and service and support performance obligations, we use the value of the discount given to distributors who perform these components.  For software maintenance performance obligations, we use what we charge for annual software maintenance renewals after the initial year the system is sold.  Revenue is recognized on the system based on shipping terms, software based on delivery, installation and services based on completion of work and software maintenance and extended warranty support ratably over the term of the agreement, typically one year.  Total deferred revenue which represents undelivered performance obligations for installation, service, support and extended maintenance contracts was $1.7 million and $1.6 million and the portion expected to be recognized within one year was $1.5 million and $1.4 million for December 31, 2024 and 2023, respectively.

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

The following table represents our revenues by major categories:

Net sales by type	2024	Change	2023
(in thousands)
Equipment Sales	$10,985	(32.8%)	$16,343
Adapter Sales	7,250	(11.1%)	8,154
Software and Maintenance Sales *	3,534	(0.9%)	3,567
Total	$21,769	(22.4%)	$28,064

* includes an insignificant amount of service and parts sales

Leases - Accounting Standards Codification 842

Leases arise from contracts which convey the right to control the use of identified property or equipment for a period of time in exchange for consideration. Our leasing arrangements are primarily for office and manufacturing facility space we use to conduct our operations. In addition, there are automobiles, and a small amount of office equipment leased.  We determine whether contracts include a lease at the inception date, which is generally upon contract signing, considering factors such as whether the contract includes an asset which is physically distinct, which party obtains substantially all of the capacity and economic benefit of the asset, and which party directs how, and for what purpose, the asset is used during the contractual period of use. Our leases commence when the lessor makes the asset available for our use. At commencement, we record a lease liability at the present value of future lease payments, net of any future lease incentives to be received. Some of our lease agreements include cancellable future periods subject to termination or extension options. We include cancellable lease periods in our future lease payments when we are reasonably certain to continue to utilize the asset for those periods. We calculate the present value of future lease payments at commencement using a discount rate which we estimate as the collateralized borrowing rate we believe would be incurred on our future lease payments over a similar term.  At commencement, we record a corresponding right-of-use asset, which is calculated based on the amount of the lease liability, adjusted for any advance lease payments paid, initial direct costs incurred or lease incentives received prior to commencement. Right-of-use assets are subject to evaluation for impairment or disposal on a basis consistent with other long-lived assets.

Leases are classified at commencement as either operating or finance leases. As of December 31, 2024, all leases are classified as operating leases. Rent expense for operating leases is recognized on the straight-line method over the term of the agreement beginning on the lease commencement date.

In accounting for leases, we utilize certain practical expedients and policy selections available under the lease accounting standard. For example, we do not record right-of-use assets or lease liabilities for leases with terms of 12 months or less. For contracts containing real estate leases, we do not combine lease and non-lease components. The primary impact of this policy election is that we do not include in our calculation of lease liabilities any fixed and non-cancelable future payments due under the contract for items such as common area maintenance, utilities and other costs. Lease-related costs which are variable rather than fixed are expensed in the period incurred.

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

Advertising Expense

Advertising costs are expensed as incurred.  Total advertising expenses were approximately $92,000 and $196,000 in 2024 and 2023, respectively.

Warranty Expense

We record a liability for an estimate of costs that we expect to incur under our basic limited warranty when product revenue is recognized.  Factors affecting our warranty liability include the number of units sold and historical and anticipated rates of claims and costs per claim.  We normally provide a warranty for our products for defects for periods ranging from ninety days to one year.  We provide for the estimated cost that may be incurred under our product warranties and periodically assess the adequacy of our warranty liability based on changes in the above factors.  We record revenues on extended warranties on a straight-line basis over the term of the related warranty contracts.  Service costs are expensed as incurred.

Earnings (Loss) Per Share

Basic earnings (loss) per share exclude any dilutive effects of stock options.  Basic earnings (loss) per share are computed using the weighted-average number of common shares outstanding during the period.  Diluted earnings per share are computed using the weighted-average number of common shares and common stock equivalent shares outstanding during the period.  The common stock equivalent shares from equity awards used in calculating diluted earnings per share were 74,000 and 133,000 for the years ended December 31, 2024 and 2023, respectively.  Excluded from the computation of diluted earnings per share were options to purchase 200,000 and 12,500 shares of common stock because of the loss in 2024 and options’ purchase price exceeding market price (underwater) in 2023, thus the options were anti-dilutive for the years ended December 31, 2024 and 2023, respectively.

Diversification of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of trade receivables.  Our trade receivables are geographically dispersed and include customers in many different industries.  Our consolidated accounts receivable balance as of December 31, 2024 and 2023 includes foreign accounts receivable in the functional currency of our foreign subsidiaries amounting to $1.2 and $1.0 million, respectively.  We generally do business with our foreign distributors in U.S. Dollars.  We believe that the risk of loss is significantly reduced due to the diversity of our end customers and sales geographies.  We perform on-going credit evaluations of our customers’ financial conditions and require collateral, such as letters of credit and bank guarantees, or prepayment whenever deemed necessary.

The following represented greater than 10% of our consolidated accounts receivable for the applicable years:

Percentage of Consolidated Accounts Receivable	2024	2023

Number of customers	2	3

Approximate percentage of consolidated accounts receivable balance	43%	47%

Percentage of each	30%	18%
Percentage of each	13%	16%
Percentage of each	-	13%

Diversification of net sales

The following represented greater than 10% of net sales for the applicable years:

Percentage of Net Sales	2024	2023

Number of customers	2	2

Approximate percentage of net sales	34%	24%

Percentage of each	19%	13%
Percentage of each	15%	11%

New Accounting Pronouncements - Standards Issued and Implemented

Effective January 1, 2024, the Company adopted ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This update requires entities, including those with a single reportable segment, to disclose significant segment expenses regularly provided to the Chief Operating Decision Maker (CODM) and included in the reported measure of segment profit or loss.

The Company operates as a single reportable segment. The CODM evaluates the Company's performance based on operating income, as presented in the consolidated statements of operations. Significant segment expenses are those that are already disclosed in operating income and regularly reviewed by the CODM for purposes of assessing performance and allocating resources.  Additional significant single segment expense categories are provided in Note 13 – Segment Information.

New Accounting Pronouncements - Standards Issued and Not Yet Implemented

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

In November 2024, FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation (Subtopic 220-40), which requires disclosure of specific information about costs and expenses within relevant expense captions on the face of the income statement, qualitative descriptions for expense captions not specifically disaggregated quantitatively, and the total amount and definition of selling expenses for interim and annual reporting periods.  This standard is effective for the annual reporting period beginning January 1, 2027 and interim reporting periods beginning January 1, 2028 and should be applied retrospectively to all comparative periods.  Early adoption is permitted.  The Company is currently evaluating the effects of adopting this new accounting guidance.

NOTE 2 – ACCOUNTS RECEIVABLE, NET

	December 31, 2024	December 31, 2023
(in thousands)
Trade accounts receivable	$3,982	$5,779
Less allowance for credit losses	22	72
Trade accounts receivable, net	$3,960	$5,707

Changes in Data I/O’s allowance for credit losses are as follows:

	December 31, 2024	December 31, 2023
(in thousands)
Beginning balance	$72	$147
Credit loss (reversal)	(3)	(75)
Accounts written off	(47)	-
Ending balance	$22	$72

NOTE 3 – INVENTORIES

	December 31, 2024	December 31, 2023
(in thousands)
Raw material	$3,273	$3,328
Work-in-process	1,845	1,596
Finished goods	1,094	951
Inventories	$6,212	$5,875

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT, NET

	December 31, 2024	December 31, 2023
(in thousands)
Leasehold improvements	$343	$394
Equipment	3,777	4,977
Sales demonstration equipment	1,031	1,396
	5,151	6,767
Less accumulated depreciation	4,150	5,408
Property and equipment, net	$1,001	$1,359

Total depreciation expense recorded for 2024 and 2023 was $564,000 and $608,000, respectively.

NOTE 5 – OTHER ACCRUED LIABILITIES

Other accrued liabilities consisted of the following components:

	December 31, 2024	December 31, 2023
(in thousands)
Lease liability - short term	$640	$798
Product warranty	350	449
Sales return reserve	32	32
Other taxes	69	69
Other	70	90
Other accrued liabilities	$1,161	$1,438

The changes in our product warranty liability for the year ending:

	December 31, 2024	December 31, 2023
(in thousands)
Liability, beginning balance	$449	$425
Net expenses	901	902
Warranty claims	(901)	(902)
Accrual revisions	(99)	24
Liability, ending balance	$350	$449

NOTE 6 – OPERATING LEASE COMMITMENTS

We have commitments under non-cancellable operating leases and other agreements, primarily for factory and office space, with initial or remaining terms of one year or more for the year ending December 31 are as follows:

Dec. 31, 2024 Operating Lease Commitments
(in thousands)
2025	$759
2026	757
2027	683
2028	433
2029 & thereafter	369
Total	$3,001
Less imputed interest	(297)
Total operating lease liabilities	$2,704

Payments for operating lease liabilities for the twelve months ending December 31, 2024 and 2023, respectively, were $833,000 and $894,000 which included short-term lease costs of $38,000 and $25,000.  The total annual lease expense in 2024 and 2023, including operating lease expenses and short-term lease expenses, was approximately $845,000 and $745,000, respectively.  Variable payments were not material and were treated as non-lease components and were recognized in the period for which the costs occur.

For the largest lease component, the company has three facilities with our headquarters and primary engineering and operational functions located in Redmond, Washington.  Our two subsidiary facilities in Munich, Germany and Shanghai, China provide extended worldwide sales, service, engineering and operations services.  The total annual gross or base lease payments during 2024 and 2023 were approximately $795,000 and $823,000, respectively.  The lease payment decrease in 2024 was due primarily to a reduction in lease rates for our Redmond, Washington and Shanghai, China facilities.  The lower rates reflect the real estate market conditions as part of the lease extensions which occurred in the fourth quarter of 2024.   The Redmond lease was renewed and extended by 3.75 years and the Shanghai, China lease was renewed and extended by 3 years.

The Redmond, Washington headquarters facility lease runs to October 31, 2029, at approximately 20,460 square feet.  The lease for the facility located in Shanghai, China runs to October 31, 2027, at approximately 19,400 square feet.  The lease for the facility located near Munich, Germany runs to August 2027, at approximately 4,895 square feet.

The following table presents supplemental balance sheet information related to leases as of December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
(in thousands)
Right-of-use assets (Long-term other assets)	$2,704	$1,363
Lease liability-short term (Other accrued liabilities)	$640	$798
Lease liability-long term (Operating lease liabilities)	$2,064	$703

At December 31, 2024, the weighted average remaining lease term is 4.1 years and the weighted average discount rate used is 5%.

NOTE 7 – OTHER COMMITMENTS

We have purchase obligations for inventory and production costs, as well as other obligations such as capital expenditures, service contracts, marketing, and development agreements.  Arrangements are considered purchase obligations if a contract specifies all significant terms, including fixed or minimum quantities to be purchased, a pricing structure and approximate timing of the transaction.  Most arrangements are cancelable without a significant penalty, and with short notice, typically less than 90 days.  On December 31, 2024, we had four contracts with a commitment of approximately $389,000 to be paid in 2025 and $1,630,000 to be paid beyond one year.

NOTE 8 – CONTINGENCIES

As of December 31, 2024, we were not a party to any legal proceedings or aware of any indemnification agreement claims, the adverse outcome of which in management’s opinion, individually or in aggregate, would have a material adverse effect on our results of operations or financial position.

NOTE 9 – STOCK AND RETIREMENT PLANS

Stock Option Plans

At December 31, 2024, there were 492,843 shares available for future grant under the Data I/O Corporation 2023 Omnibus Incentive Compensation Incentive Plan (the “2023 Plan”).  At December 31, 2024, there were shares of Common Stock reserved for issuance for outstanding awards, consisting of 61,250 inducement reserve shares, 79,875 shares under the 2000 Plan, and 530,775 shares under the 2023 Plan.  The inducement reserve shares remaining that were granted in 2023 consisted of 56,250 RSU and 5,000 PSU, (which were not from the 2023 Plan, but were made under the terms of the 2023 Plan).  Pursuant to the 2000 and 2023 Plans, options are granted to our officers and key employees with exercise prices equal to the fair market value of the Common Stock at the date of grant and generally vest over four years.  Options granted under the plan have a maximum term of six years from the date of grant.  Stock awards are now granted under the 2023 Plan (previously the 2000 Plan) which for RSU awards generally vest over three or four years and one year for non-employee Directors.  Performance Share Unit (PSU) awards vesting based upon the three-year performance achievement on December 31, 2025 and 2026.  The performance measures for the PSUs awarded are revenue growth targets for the three-year period ending December 31, 2025.  The performance measures for the PSUs awarded in 2024 are revenue growth targets, EBITDA targets and for Engineers, project objectives for the three-year period ending December 31, 2026.  Achieving a threshold measure earns 50% of the PSU target award; achieving the target measure earns 100% of the PSU target award; and achieving the maximum target measure earns 150% of the PSU target award.

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan (“ESPP”), eligible employees may purchase shares of our Common Stock at six-month intervals at 95% of the fair market value on the last day of each six-month period.  Employees may purchase shares having a value not exceeding ten percent of their gross compensation during an offering period.  During 2024 and 2023, a total of 5,019 and 3,341 shares, respectively, were purchased under the plan at average prices of $2.85 and $4.16 per share, respectively.  At December 31, 2024 and 2023, 16,955 and 21,525 shares were reserved for future grant respectively.

Stock Appreciation Rights Plan

We have a Stock Appreciation Rights (“SAR”) Plan under which each director, executive officer or holder of 10% or more of our Common Stock has a SAR with respect to each exercisable stock option.  The SAR entitles the SAR holder to receive cash from us for the difference between the market value of the stock and the exercise price of the option in lieu of exercising the related option.  SARs are only exercisable following a tender offer or exchange offer for our stock or following approval by shareholders of Data I/O of any merger, consolidation, reorganization or other transaction providing for the conversion or exchange of more than 50% of the common shares outstanding.  As no event has occurred, which would make the SARs exercisable, and no such event is deemed probable, no compensation expense has been recorded under this plan.  At December 31, 2024 and 2023, there were 200,000 and 12,500 SARs outstanding, respectively.

Retirement Savings Plan

We have a savings plan that qualifies as a cash or deferred salary arrangement under Section 401(k) of the Internal Revenue Code.  Under the plan, participating U.S. employees may defer their pre-tax salary or post-tax salary if Roth is elected, subject to IRS limitations.  In fiscal year 2024, we contributed one dollar for each dollar contributed by a participant on the first two percent and $.50 for each dollar contributed by participant on the next four percent of a participant’s eligible earnings, and as a result this requires a minimum six percent contribution to receive a four percent matching contribution. Our matching contribution expense for the savings plan, net of forfeitures, was approximately $217,000 and $253,000 in 2024 and 2023, respectively.  Employer matching contributions owed to the plan were $230,000 and $248,000 at December 31, 2024 and 2023, respectively.

NOTE 10 – SHARE-BASED COMPENSATION

For share-based awards granted, we have recognized compensation expense based on the estimated grant date fair value method.  For these awards we have recognized compensation expense using a straight-line amortization method and reduced for estimated forfeitures.  The impact on our results of operations of recording share-based compensation for the years ended December 31, 2024 and 2023 was as follows:

	Year Ended December 31,
	2024	2023
(in thousands)
Cost of goods sold	$112	$95
Research and development	228	257
Selling, general and administrative	636	838
Total share-based compensation	$976	$1,190

An immaterial amount of share-based compensation was capitalized into inventory as overhead for the years ended December 31, 2024 and 2023, respectively.

The following table summarizes stock option activity under our stock option plans for the twelve months ended December 31, 2024 and 2023:

	2024			2023
	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life in Years	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life in Years

Outstanding at beginning of year	12,500	$4.98		12,500	$4.98
Granted	200,000	$2.39		-	-
Exercised	-	-		-	-
Cancelled, Expired or Forfeited	(12,500)	$4.98		-	-
Outstanding at end of year	200,000	$2.39	5.67	12,500	$4.98	1.33

Vested or expected to vest at the end of the period	182,676	$2.39	1.33	12,500	$4.98	1.33
Exercisable at end of year	12,500	$2.39	1.33	12,500	$4.98	1.33

The aggregate intrinsic value of outstanding options is $81,540.  There were no stock option awards exercised in 2024.

Restricted stock award activity including performance-based stock award activity under our share-based compensation plan was as follows:

	2024		2023
	Awards	Weighted - Average Grant Date Fair Value	Awards	Weighted - Average Grant Date Fair Value
Outstanding at beginning of year	728,625	$4.17	665,200	$3.94
Granted	363,150	2.87	387,100	4.36
Vested	(296,209)	4.12	(284,925)	3.93
Cancelled	(323,666)	3.66	(38,750)	3.96
Outstanding at end of year	471,900	$3.55	728,625	$4.17

During the years ended December 31, 2024 and 2023, 86,007 and 83,753 shares, respectively, were withheld from issuance related to restricted stock units vesting and stock option exercises to cover employee taxes and stock options exercise price.

Non-employee directors Restricted Stock Units (“RSUs”) typically vest over the earlier of one year or the next annual meeting of shareholders and Non-Qualified stock options vest over three years and have a six-year exercise period.  Employee RSUs typically vest annually over three or four years and employee Non-Qualified stock options typically vest quarterly over four years and have a six-year exercise period. Performance Stock Units (“PSUs”) typically cliff vest at the end of the performance period and the performance metric for 2023 awards is cumulative revenue growth over the three-year period ending December 31, 2025 with a cumulative revenue threshold, target, and maximum performance measure.  For 2024 awards, the performance metrics included revenue growth, EBITDA and project objective targets over the three-year period ending December 31, 2026.  The table above includes performance shares granted in 2024 of 124,000 shares at the target performance level (the threshold level would be 50% and the maximum level would be 150% of the target level).

The remaining unamortized expected future compensation expense and remaining amortization period associated with unvested option grants and restricted stock awards are:

	December 31, 2024	December 31, 2023
Unamortized future compensation expense	$1,413,500	$2,317,524
Remaining weighted average amortization period in years	2.31	2.44

The weighted average number of shares outstanding used to compute earnings (loss) per share included the following:

	Year Ended December 31,
	2024	2023
Weighted average shares outstanding	9,149,538	8,940,612
Restricted and Performance Stock Units	-	132,360
Stock Options	-	216
Weighted average shares	9,149,538	9,073,188

NOTE 11 – SHARE REPURCHASE PROGRAMS

Data I/O did not have a share repurchase program in 2024.

NOTE 12 – INCOME TAXES

Components of income (loss) before taxes:

	Year Ended December 31,
(in thousands)	2024	2023
U.S. operations	$(3,591)	$(536)
Foreign operations	884	1,216
Total income (loss) before taxes	$(2,707)	$680

Income tax expense (benefit) consists of:

	Year Ended December 31,
(in thousands)	2024	2023
Current tax expense (benefit)
U.S. federal	$0	$0
State	4	20
Foreign	382	174
	386	194
Deferred tax expense (benefit) – U.S. federal	-	-
Total income tax expense (benefit)	$386	$194

Income tax (expense) increased by $192,000 for the year ended December 31, 2024, compared to 2023.  The increase was primarily a result of the withholding tax of $337,000 on the repatriation of cash from China subsidiary in 2024.  Income tax (expense) in 2024 and 2023 is primarily the result of foreign subsidiary income tax and minimal U.S. state income tax.

A reconciliation of our effective income tax and the U.S. federal tax rate is as follows:

	Year Ended December 31,
(in thousands)	2024	2023
Statutory tax	$(568)	$143
State and foreign income tax, net of federal income tax benefit	150	(178)
Valuation allowance for deferred tax assets	804	139
Foreign sourced deemed dividend income	175	322
Stock based compensation	(168)	(250)
Other	(7)	18
Total income tax expense (benefit)	$386	$194

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets are presented below:

	Year Ended December 31,
(in thousands)	2024	2023
Deferred income tax assets:
Allowance for credit losses	$4	$14
Inventory and product return reserves	1,666	1,168
Compensation accruals	2,791	2,750
Accrued liabilities	(22)	65
Book-over-tax depreciation and amortization	12	18
Foreign net operating loss carryforwards	241	184
U.S. net operating loss carryforwards	2,983	2,899
U.S. credit carryforwards	1,564	1,557
	9,239	8,655
Valuation Allowance	(9,239)	(8,655)
Total Deferred Income Tax Assets	$-	$-

The valuation allowance for deferred tax assets increased $584,000 and decreased $639,000 during the years ended December 31, 2024 and 2023, respectively.  The net deferred tax assets have a full valuation allowance provided due to uncertainty regarding our ability to utilize such assets in future years.  This full valuation allowance evaluation is based upon our volatile history of losses and the cyclical nature of our industry and capital spending.  Credit carryforwards consist primarily of research and experimental and foreign tax credits.  We intend to continue to reinvest foreign earnings of our operating subsidiaries.

U.S. net operating loss carryforwards are $14.2 million on December 31, 2024 with expiration years from 2024 to 2035.  Utilization of net operating loss and credit carryforwards is subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended. We have not had a Section 382 ownership change, but if we did the usage of these tax assets would have an income usage limitation based on the value of the Company at the time of the change times the federal long-term tax-exempt rate.

The gross changes in uncertain tax positions resulting in unrecognized tax benefits are presented below:

	Year Ended December 31,
	2024	2023
(in thousands)
Unrecognized tax benefits, opening balance	$430	$422
Prior period tax position increases	-	(6)
Additions based on tax positions related to current year	12	14
Unrecognized tax benefits, ending balance	$442	$430

Historically, we have incurred minimal interest expense, and no penalties associated with tax matters.  We have adopted a policy whereby amounts related to penalties associated with tax matters are classified as general and administrative expense when incurred and amounts related to interest associated with tax matters are classified as interest income or interest expense.

Tax years that remain open for examination include 2021, 2022, 2023 and 2024 in the United States of America.  In addition, various tax years from 2004 to 2014 may be subject to examination if we utilize the net operating losses and credit carryforwards from those years in our current or future year tax returns.

NOTE 13 –SEGMENT INFORMATION

Data I/O operates as a single segment entity, with the sole objective to design, manufacture, and sell programming systems. We operate in three separate locations — Redmond, WA; Shanghai, China; and Munich, Germany — these locations function as part of a single, integrated business and all operations are strategically aligned to support this objective.

The accounting policies of the programing system segment are the same as those described in the summary of significant accounting policies. The measure of segment assets is reported on the balance sheet as total consolidated assets.

Our chief operating decision maker (CODM) is the President/CEO who reviews the company’s financial performance on a consolidated basis without distinguishing between different business lines or geographic areas for the purpose of making operating decisions, allocating resources and evaluating financial performance.  Financial performance is assessed using operating results, actual net income vs. plan, balance sheet fluctuations, and other key performance indicators.  Significant single segment expense categories that are provided to the chief operating decision maker and included in the reported segment operating profits are outlined in the following table:

	Year Ended December 31,
	2024	2023
(in thousands)
Net sales	$21,769	$28,064
Cost of goods sold	10,163	11,878
Gross margin	11,606	16,186
Operating Expenses:
Employee expenses	9,715	9,840
Customer acquisition costs	1,268	1,916
Professional and outside services	2,025	2,133
Occupancy costs (OPEX portion)	787	761
Depreciation & amortization	540	597
Other	309	491
Total operating expense	14,644	15,738

Operating income (loss)	$(3,038)	$448

NOTE 14 –GEOGRAPHIC INFORMATION

Major operations outside the U.S. include sales, engineering and service support by subsidiaries in Germany as well as in China, which also manufactures some of our products.  None of our employees are represented by a collective bargaining agreement.

We determine international sales by the international geographic destination into which the products are sold and delivered and include not only sales by foreign subsidiaries but also export sales from the U.S. to our foreign distributors and to our representatives’ customers.  International sales do not include transfers between Data I/O and our foreign subsidiaries.  Operating income by region is based on sales noted above less direct costs and allocated costs including U.S. headquarter operations, engineering and SG&A.

The following tables provide summary operating information by geographic area:

	Year Ended December 31,
(in thousands)	2024	2023
Net sales by region
Americas	$5,453	$9,719
Europe	6,237	9,469
Asia and others	10,079	8,876
	$21,769	$28,064

Operating income:
Americas	$(1,216)	$(386)
Europe	(857)	638
Asia and others	(965)	196
	$(3,038)	$448

Identifiable assets:
Americas (primarily U.S.)	$14,292	$14,606
Europe (primarily Germany)	4,561	4,966
Asia & others (primarily China)	6,117	7,829
	$24,970	$27,401

NOTE 15 – SUBSEQUENT EVENTS

In preparing the financial statements, the Company has reviewed all known events which occurred after December 31, 2024 through the date on which the financial statements are available for issuance, for potential recognition or disclosure in the consolidated financial statements and footnotes.

There were no other subsequent events which would require additional disclosures to the financial statements other than those already disclosed throughout the Notes to Consolidated Financial Statements.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this report (the “Evaluation Date”).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective due to a material weakness in our internal control over financial reporting as described below.

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

Management, including the Company’s Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s internal controls will prevent or detect all errors and all fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.  Also, any evaluation of the effectiveness of controls in future periods is subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.  A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013).  Based on this assessment our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2024, our internal control over financial reporting was not effective as of December 31, 2024 because of an identified material weakness in our internal control over financial reporting as described below:

Material Weakness Identified by Management

Management determined the following material weakness in internal control over financial reporting as of December 31, 2024.

•	In the areas of user access and segregation of duties related to the information technology system that support the Company’s financial reporting processes.

As set forth below, management has taken and will continue to take steps to remediate the material weakness identified as of December 31, 2024.  Notwithstanding this material weakness, we have performed additional analyses and procedures to enable management to conclude that our consolidated financial statements included in this 2024 Form 10-K fairly present in all material respects our financial condition and results of operations as of and for the year ended December 31, 2024.

Management’s Remediation Plan

In response to the material weakness discussed above, we plan to continue and expand efforts already underway to remediate internal control over financial reporting, which include the following:

•	We are enhancing our processes around reviewing and provisioning access to key financial systems and ensuring appropriate segregation of duties;

•	We continue to enhance governance and reporting over the execution of these remediation action items, including expansion of mitigating controls where appropriate.

Management and our Audit Committee will monitor these specific remedial measures and the effectiveness of our overall control environment.  A material weakness will not be considered remediated; however, until the applicable controls operate for a sufficient period of time and Management has concluded, through testing, that these controls are operating effectively.

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

Item 9B.  Other Information

During the year ended December 31, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information regarding the Registrant’s directors is set forth under “Election of Directors” in our Proxy Statement relating to our annual meeting of shareholders to be held on May 15, 2025, and is incorporated herein by reference.  Proxy Statement will be filed within 120 days of our year-end.  Information regarding the Registrant’s executive officers is set forth in Item 1 of Part I herein under the caption “Executive Officers of the Registrant.”

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

Item 11.  Executive Compensation

Information called for by Part III, Item 11, is included in our Proxy Statement relating to our annual meeting of shareholders to be held on May 15, 2025 and is incorporated herein by reference.  The information appears in the Proxy Statement under the caption “Executive Compensation.”  Proxy Statement will be filed within 120 days of our year-end.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information called for by Part III, Item 12, is included in our Proxy Statement relating to our annual meeting of shareholders to be held on May 15, 2025 and is incorporated herein by reference.  The information appears in the Proxy Statement under the caption “Voting Securities and Principal Holders.”  Proxy Statement will be filed within 120 days of our year end.

Equity Compensation Plan Information

The following table gives information about our Common Stock that may be issued upon the exercise of options and rights under all of our existing equity compensation plans as of December 31, 2024.  See Notes 9 and 10 of “Notes to Consolidated Financial Statements.”

	(a) Number of securities to be issued upon the exercise of outstanding options, warrants and rights	(b) Weighted–average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by the security holders (1) (2)	201,932	$2.40	509,798
Equity compensation plans not approved by the security holders (3)	-		-
Total	201,932	$2.40	509,798

(1)

Represents shares of our Common Stock issuable pursuant to the Data I/O Corporation 2023 Omnibus Incentive Compensation Incentive Plan, 2000 Stock Compensation Incentive Plan, and 1982 Employee Stock Purchase Plan. Table excludes unvested: RSU awards of 79,875 from the 2000 Plan, RSU awards of 325,525 from the 2023 Plan, and PSU awards of 61,500 from the 2023 Plan.

(2)

Stock Appreciation Rights Plan (“SAR”) provides that directors, executive officers or holders of 10% or more of our Common Stock have an accompanying SAR with respect to each exercisable option. While the plan has been approved by the security holders, no amounts are included in columns (a), (b), or (c) relating to the SAR.

(3)	Table excludes unvested inducement grants to Gerald Ng of 56,250 RSU and 5,000 PSU awards.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to the section captioned “Certain Relationships and Related Transactions” in the Proxy Statement relating to our annual meeting of shareholders to be held on May 15, 2025.  Proxy Statement will be filed within 120 days of our year-end.

Item 14.  Principal Accounting Fees and Services

The information required by this Item with respect to principal accountant fees and services is incorporated by reference to the section captioned “Principal Accountant’s Fees and Services” in the Proxy Statement relating to our annual meeting of shareholders to be held on May 15, 2025.  Proxy Statement will be filed within 120 days of our year-end.

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

(3)	Summary of Amended and Restated Management Incentive Compensation Plan. See Exhibit 10.2.

(4)	Amended and Restated 1983 Stock Appreciation Rights Plan. See Exhibit 10.1.

(5)	Amended and Restated Executive Agreements. See Exhibit 10.20, and 10.32

(6)	1996 Director Fee Plan (terminated in 2023). See Exhibit 10.4.

(7)	Data I/O Corporation 2000 Stock Compensation Incentive Plan. See Exhibit 10.6, 10.10, 10.16, 10.19, 10.29 and 10.33.

(8)	Form of Option Agreement. See Exhibit 10.7.

(9)	Form of Indemnification Agreement. See Exhibit 10.14.

(10)	Letter Agreement with Anthony Ambrose. See Exhibit 10.15.

(11)	Letter Agreement with Rajeev Gulati. See Exhibit 10.17.

(12)	Form of Executive Agreement. See Exhibit 10.20 and 10.32.

(13)	Form of Restricted Stock Unit Award Agreement. See Exhibit 10.18 and 10.36.

(14)	Letter Agreement with Michael Tidwell. See Exhibit 10.28.

(15)	Data I/O Corporation 2023 Omnibus Incentive Compensation Incentive Plan. See Exhibit 10.34.

(16)	Form of Performance Stock Unit Award Agreement. See Exhibit 10.35.

(17)	Letter Agreement with Gerald Y. Ng. See Exhibit 10.37.

(18)	Executive Employment Agreement with William Wentworth. See Exhibit 10.38.

(19)	Transition Agreement with Anthony Ambrose. See Exhibit 10.39.

(a)	List of Documents Filed as a Part of This Report:		Page

	(1)	Index to Financial Statements:

		Report of Independent Registered Public Accounting Firm (PCAOB ID 248)	28

		Consolidated Balance Sheets as of December 31, 2024 and December 31, 2023	30

		Consolidated Statements of Operations for each of the two years ended December 31, 2024 and December 31, 2023	31

		Consolidated Statements of Comprehensive Income (Loss) for each of the two years ended December 31, 2024 and December 31, 2023	32

		Consolidated Statements of Stockholders’ Equity for each of the two years ended December 31, 2024 and December 31, 2023	33

		Consolidated Statements of Cash Flows for each of the two years ended December 31, 2024 and December 31, 2023	34

		Notes to Consolidated Financial Statements	35

	(2)	Index to Financial Statement Schedules:

		Schedule II – Consolidated Valuation and Qualifying Accounts
			57
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

53

10.8

Second Amendment to Lease, (Redmond East) between Data I/O Corporation and Arden Realty Limited Partnership, made as of January 31, 2011. (Incorporated by reference to Data I/O’s 2010 Annual Report on Form 10-K (File No. 0-10394)).

10.9	Amended and Restated Data I/O Corporation 2000 Stock Compensation Incentive Plan approved May 17, 2011 (Incorporated by reference to Data I/O’s 2011 Proxy Statement filed April 5, 2011).

10.10

Empower Retirement (formerly known as Great West Financial (formerly known as Orchard Trust Company) Defined Contribution Prototype Plan and Trust (Incorporated by reference to Data I/O’s 2007 Annual Report on Form 10-K (File No. 0-10394)).

1011

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

10.13	Form of Indemnification Agreement. (Incorporated by reference to Data I/O’s 2010 Annual Report on Form 10-K (File No. 0-10394)).

10.14	Letter Agreement with Anthony Ambrose (Incorporated by reference to Data I/O’s Current Report on Form 8-K filed on October 29, 2012).

10.15	Amended and Restated Data I/O Corporation 2000 Stock Compensation Incentive Plan approved May 10, 2012 (Incorporated by reference to Data I/O’s 2012 Proxy Statement filed April 3, 2012).

10.16	Letter Agreement with Rajeev Gulati (Incorporated by reference to Data I/O’s Current Report on Form 8-K filed on July 31, 2013).

10.17

Amended and Restated Data I/O Corporation 2000 Stock Compensation Incentive Plan approved April 30, 2014 (Incorporated by reference to Exhibit 10.30 of Data I/O’s March 31, 2014 Quarterly Report on Form 10-Q (File No. 0-10394)).

10.18	Form of Executive Agreement (Incorporated by reference to Exhibit 10.31 of Data I/O’s June 30, 2014 Quarterly Report on Form 10-Q (File No. 0-10394)).

10.19

Third Amendment to Lease, (Redmond East) between Data I/O Corporation and Arden Realty Limited Partnership, made as of June 1, 2015 (Incorporated by reference to Exhibit 10.29 of Data I/O’s June 30, 2015 Quarterly Report on Form 10-Q (File No. 0-10394)).

10.20

Empower Retirement (formerly known as Great West Financial) Financial Adoption Agreement #005 Non-standardized 401(k) Plan (Incorporated by reference to Data I/O’s 2015 Annual Report on Form 10-K (File No. 0-10394)).

10.21

Empower Retirement (formerly known as Great West Financial) Financial Adoption Agreement #005 Non-standardized 401(k) Plan (Incorporated by reference to Data I/O’s 2016 Annual Report on Form 10-K (File No. 0-10394)).

10.22

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

54

10.23

Fifth Amendment to Lease, between Data I/O Corporation and BRE WA OFFICE OWNER LLC, made as of September 12, 2017 (Incorporated by reference to Data I/O’s September 30, 2017 Quarterly Report on Form 10-Q (File No. 0-10394)).

10.24

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

	10.25	Letter Agreement with Michael Tidwell (Incorporated by reference to Form 8-K filed on May 1, 2019).

	10.26	Amended and Restated Data I/O Corporation 2000 Stock Compensation Incentive Plan approved May 20, 2021 (Incorporated by reference to Data I/O’s 2021 Proxy Statement dated April 5, 2021).

10.27

Sixth Amendment to Lease, between Data I/O Corporation and Alco Redmond East, LLC, made as of October 4, 2021 (Incorporated by reference to Data I/O’s 2021 Annual Report on Form 10-K (File No. 0-10394)).

10.28

Empower Retirement (formerly known as Great West Financial) Financial Adoption Agreement #001 Non-standardized 401(k) Plan (Incorporated by reference to Data I/O’s 2021 Annual Report on Form 10-K (File No. 0-10394)).

	10.29	Form of Executive Agreement (Incorporated by reference to Form 8-K filed on February 6, 2023).

	10.30	Amended and Restated Data I/O Corporation 2000 Stock Compensation Incentive Plan approved May 18, 2023 (Incorporated by reference to Data I/O’s 2023 Proxy Statement dated April 3, 2023).

	10.31	Data I/O Corporation 2023 Omnibus Incentive Compensation Incentive Plan approved May 18, 2023 (Incorporated by reference to Data I/O’s 2023 Proxy Statement dated April 3, 2023).

	10.32	Form of Performance Stock Unit Award Agreement (Incorporated by reference to Data I/O’s 2023 Annual Report on Form 10-K (File No. 0-10394).

	10.33	Form of Restricted Stock Unit Award Agreement (Incorporated by reference to Data I/O’s 2023 Annual Report on Form 10-K (File No. 0-10394).

	10.34	Letter Agreement with Gerald Y. Ng (Incorporated by reference to Form 8-K filed on June 30, 2023).

	10.35	Executive Employment Agreement with William Wentworth (Incorporated by reference to Form 10-Q filed on November 12, 2024).

	10.36	Transition Agreement with Anthony Ambrose (Incorporated by reference to Form 10-Q filed on November 12, 2024).

	10.37	Seventh Amendment to Lease, between Data I/O Corporation and Alco Redmond East, LLC, made as of October 17, 2024.

	19.1	Insider Trading Policy

	21.1	Subsidiaries of the Registrant

	23.1	Consent of Independent Registered Public Accounting Firm

31	Certification – Section 302:

	31.1	Chief Executive Officer Certification
	31.2	Chief Financial Officer Certification

32	Certification – Section 906:

	32.1	Chief Executive Officer Certification
	32.2	Chief Financial Officer Certification

97	Data I/O Corporation INCENTIVE COMPENSATION RECOVERY POLICY (Incorporated by reference to Data I/O's Annual Report on Form 10-K (File No. 0-10394).

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T

Item 16.  Form 10-K Summary

None.

55

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATA I/O CORPORATION	DATA I/O CORPORATION
(REGISTRANT)

DATED: March 31, 2025	By:	/s/ William Wentworth
William Wentworth
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME & DATE			TITLE

By:	/s/ William Wentworth	March 31, 2025	President and Chief Executive Officer
	William Wentworth		(Principal Executive Officer), Director

By:	/s/ Gerald Y. Ng	March 31, 2025	Chief Financial Officer
	Gerald Y. Ng		Vice President
Secretary, Treasurer
(Principal Financial and Accounting Officer)

By:	/s/ Douglas W. Brown	March 31, 2025	Director
Douglas W. Brown

By:	/s/ Sally A. Washlow	March 31, 2025	Director
Sally A. Washlow

By:	/s/ Edward J. Smith	March 31, 2025	Director
Edward J. Smith

By:	/s/ Garrett Larson	March 31, 2025	Director
Garrett Larson

56

DATA I/O CORPORATION

SCHEDULE II – CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charged/ (Credited) to Costs and Expenses	Deductions-Describe		Balance at End of Period
(in thousands)
Year Ended December 31, 2023:
Allowance for credit losses	$147	$(75)	$-	(1)	$72

Year Ended December 31, 2024:
Allowance for credit losses	$72	$(3)	$(47	)(1)	$22

(1)	Uncollectable accounts written off, net of recoveries

57