Form 10-Q
period 2025-03-31
DATA I/O CORP
filed 2025-05-13
CIK 351998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Shares of Common Stock, no par value, outstanding as of April 30, 2025:  9,239,731

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

DATA I/O CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(UNAUDITED)

	March 31, 2025	December 31, 2024

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,485	$10,326
Trade accounts receivable, net of allowance for credit losses of $22 and $22, respectively	3,865	3,960
Inventories	5,820	6,212
Other current assets	845	659
TOTAL CURRENT ASSETS	$21,015	$21,157

Property, plant and equipment – net	921	1,001
Other assets	2,577	2,812
TOTAL ASSETS	$24,513	$24,970

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,342	$820
Accrued compensation	955	1,517
Deferred revenue	1,460	1,535
Other accrued liabilities	1,205	1,161
Income taxes payable	39	39
TOTAL CURRENT LIABILITIES	$5,001	$5,072

Operating lease liabilities	1,906	2,160
Long-term other payables	59	112

COMMITMENTS	-	-

STOCKHOLDERS’ EQUITY
Preferred stock -
Authorized, 5,000,000 shares, including 200,000 shares of Series A Junior Participating Issued and outstanding, none	-	-
Common stock, at stated value -
Authorized, 30,000,000 shares Issued and outstanding, 9,239,731 shares as of March 31, 2025 and 9,236,040 shares as of December 31, 2024	23,652	23,475
Accumulated earnings (deficit)	(6,120)	(5,738)
Accumulated other comprehensive income	15	(111)
TOTAL STOCKHOLDERS’ EQUITY	17,547	17,626
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$24,513	$24,970

See notes to consolidated financial statements

DATA I/O CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(UNAUDITED)

	Three Months Ended March 31,
	2025	2024

Net sales	$6,176	$6,099
Cost of goods sold	2,988	2,879
Gross margin	3,188	3,220
Operating expenses:
Research and development	1,515	1,582
Selling, general and administrative	2,050	2,498
Total operating expenses	3,565	4,080
Operating income (loss)	(377)	(860)
Non-operating income (loss):
Interest income	38	80
Foreign currency transaction gain (loss)	(22)	14
Total non-operating income (loss)	16	94
Income (loss) before income taxes	(361)	(766)
Income tax (expense) benefit	(21)	(41)
Net income (loss)	$(382)	$(807)

Basic earnings (loss) per share	$(0.04)	$(0.09)
Diluted earnings (loss) per share	$(0.04)	$(0.09)
Weighted-average basic shares	9,238	9,023
Weighted-average diluted shares	9,238	9,023

See notes to consolidated financial statements

4

DATA I/O CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(UNAUDITED)

	Three Months Ended March 31,
	2025	2024

Net income (loss)	$(382)	$(807)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	126	(168)
Comprehensive income (loss)	$(256)	$(975)

See notes to consolidated financial statements

DATA I/O CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)
(UNAUDITED)

				Accumulated
			Retained	and Other	Total
	Common Stock		Earnings	Comprehensive	Stockholders'
	Shares	Amount	(Deficit)	Income (Loss)	Equity
Balance at December 31, 2023	9,020,819	$22,731	$(2,645)	$233	$20,319
Stock awards issued, net of tax withholding	1,759	-	-	-	-
Issuance of stock through: ESPP	2,381	7	-	-	7
Share-based compensation	-	281	-	-	281
Net income (loss)	-	-	(807)	-	(807)
Other comprehensive income (loss)		-	-	(168)	(168)
Balance at March 31, 2024	9,024,959	$23,019	$(3,452)	$65	$19,632

Balance at December 31, 2024	9,236,040	$23,475	$(5,738)	$(111)	$17,626
Stock awards issued, net of tax withholding	1,759	(3)	-	-	(3)
Issuance of stock through: ESPP	1,932	6	-	-	6
Share-based compensation	-	174	-	-	174
Net income (loss)	-	-	(382)	-	(382)
Other comprehensive income (loss)		-	-	126	126
Balance at March 31, 2025	9,239,731	$23,652	$(6,120)	$15	$17,547

See notes to consolidated financial statements

DATA I/O CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(UNAUDITED)

	For the Three Months Ended March 31,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(382)	$(807)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	127	202
Equipment transferred to cost of goods sold	9	251
Share-based compensation	174	281
Net change in:	-	-
Trade accounts receivable	132	885
Inventories	409	(496)
Other current assets	(182)	(49)
Accounts payable and accrued liabilities	(12)	(649)
Deferred revenue	(160)	279
Other long-term liabilities	(254)	(140)
Deposits and other long-term assets	248	202
Net cash provided by (used in) operating activities	109	(41)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(56)	(139)
Cash provided by (used in) investing activities	(56)	(139)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock, less payments for shares withheld to cover tax	2	7
Cash provided by (used in) financing activities	2	7
Increase (decrease) in cash and cash equivalents	55	(173)

Effects of exchange rate changes on cash	104	(169)
Cash and cash equivalents at beginning of period	10,326	12,341
Cash and cash equivalents at end of period	$10,485	$11,999

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$21	$109

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

We prepared the financial statements as of March 31, 2025 and March 31, 2024 according to the rules and regulations of the Securities and Exchange Commission ("SEC").  These statements are unaudited but, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented.  The balance sheet at December 31, 2024 has been derived from the audited financial statements at that date.  We have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America according to such SEC rules and regulations.  Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

Significant Accounting Policies

These financial statements should be read in conjunction with the annual audited financial statements and the accompanying notes included in our Form 10-K for the year ended December 31, 2024 (filed with the SEC on April 1, 2025).  There have been no changes to our significant accounting policies described in the Annual Report that have had a material impact on our unaudited condensed consolidated financial statements and related notes.

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

We expense contract acquisition costs, primarily sales commissions, for contracts with terms of one year or less and will capitalize and amortize incremental costs with terms that exceed one year.  During the current and prior period quarters, the impact of capitalization of incremental costs for obtaining contracts were immaterial.  We exclude sales, use, value added, some excise taxes and other similar taxes from the measurement of the transaction price.

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

We enter into arrangements with multiple performance obligations that arise during the sale of a system that could include hardware, software, installation, services and support and extended maintenance components.  We allocate the transaction price of each element based on the relative selling prices.  Relative selling price is based on the selling price of the standalone system.  For the installation and service and support performance obligations, we use the value of the discount given to distributors who perform these components.  For software maintenance performance obligations, we use what we charge for annual software maintenance renewals after the initial year the system is sold.  Revenue is recognized on the system based on shipping terms, software based on delivery, installation and services based on completion of work, and software maintenance and extended warranty support ratably over the term of the agreement, typically one year.  Total deferred revenue which represents undelivered performance obligations for installation, service, support and extended contracts were $1.5 million and $1.8 million for March 31, 2025 and 2024, respectively, and the portion expected to be recognized within one year was $1.5 million and $1.6 million for March 31, 2025 and 2024, respectively.

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

The following table represents our revenues by major categories:

	Three Months Ended
Net sales by type	March 31, 2025	Change	March 31, 2024
(in thousands)
Equipment	$3,317	(1.5%)	$3,366
Adapter	1,963	6.3%	1,846
Software and Maintenance	896	1.0%	887
Total	$6,176	1.3%	$6,099

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

NOTE 2 – INVENTORIES

Inventories consisted of the following components:

	March 31, 2025	December 31, 2024
(in thousands)
Raw material	$3,120	$3,273
Work-in-process	1,618	1,845
Finished goods	1,082	1,094
Inventories	$5,820	$6,212

NOTE 3– PROPERTY, PLANT AND EQUIPMENT, NET

Property and equipment consisted of the following components:

	March 31, 2025	December 31, 2024
(in thousands)
Leasehold improvements	$350	$343
Equipment	3,851	3,777
Sales demonstration equipment	1,046	1,031
	5,247	5,151
Less accumulated depreciation	(4,326)	(4,150)
Property and equipment, net	$921	$1,001

NOTE 4 – OTHER ACCRUED LIABILITIES

Other accrued liabilities consisted of the following components:

	March 31, 2025	December 31, 2024
(in thousands)
Lease liability - short term	$655	$640
Product warranty	398	350
Sales return reserve	32	32
Other taxes	38	69
Other	82	70
Other accrued liabilities	$1,205	$1,161

The changes in our product warranty liability for the three months ending March 31, 2025 and year ended December 31, 2024 are as follows:

	March 31, 2025	December 31, 2024
(in thousands)
Liability, beginning balance	$350	$449
Net expenses	227	901
Warranty claims	(227)	(901)
Accrual revisions	48	(99)
Liability, ending balance	$398	$350

NOTE 5– OPERATING LEASE COMMITMENTS

We have commitments under non-cancelable operating leases and other agreements, primarily for factory and office space, with initial or remaining terms of one year or more as of March 31, 2025 are as follows:

March 31, 2025 Operating Lease Commitments
(in thousands)
2025 (remaining)	$575
2026	764
2027	686
2028	433
2029 & Thereafter	369
Total	$2,827
Less imputed interest	(265)
Total operating lease liabilities	$2,562

For the largest lease component, the Company has three facilities with our headquarters and primary engineering and operational functions located in Redmond, Washington.  Our two subsidiary facilities in Munich, Germany and Shanghai, China provide extended worldwide sales, service, engineering and operation services.  The components of our lease expense for the three months ended March 31, 2025 and 2024 include facility related operating lease costs of $182,000 and $208,000, respectively, and short-term lease costs of $9,500 and $9,400, respectively. There were no new operating leases during the three months ended March 31, 2025.

The Redmond, Washington headquarters facility lease runs to October 31, 2029, at approximately 20,460 square feet.  The lease for the facility located in Shanghai, China runs to October 31, 2027, at approximately 19,400 square feet.  The lease for the facility located near Munich, Germany runs to August 2027, at approximately 4,895 square feet.

The following table presents supplemental balance sheet information related to leases as of March 31, 2025 and December 31, 2024:

	Balance at March 31, 2025	Balance at December 31, 2024
(in thousands)
Right-of-use assets (Long-term other assets)	$2,468	$2,704
Lease liability-short term (Other accrued liabilities)	655	640
Lease liability-long term (Operating lease liabilities)	1,906	2,064

At March 31, 2025, the weighted average remaining lease term is 3.9 and the weighted average discount rate used is 5%.

NOTE 6– OTHER COMMITMENTS

We have purchase obligations for inventory and production costs as well as other obligations such as capital expenditures, service contracts, marketing, and development agreements.  Arrangements are considered purchase obligations if a contract specifies all significant terms, including fixed or minimum quantities to be purchased, a pricing structure and approximate timing of the transaction.  Most arrangements are cancelable without a significant penalty, and with short notice, typically less than 90 days.  As of March 31, 2025, we had four contracts with a commitment of approximately $469,000 to be paid within one year and $1,473,000 to be paid beyond one year.

NOTE 7 – CONTINGENCIES

As of March 31, 2025, we were not a party to any legal proceedings or aware of any indemnification agreement claims, the adverse outcome of which in management’s opinion, individually or in aggregate, would have a material adverse effect on our results of operations or financial position.

NOTE 8 – INCOME TAXES

Income tax expense for the first quarter of both 2025 and 2024, primarily related to foreign and minor state taxes.

The effective tax rate differed from the statutory tax rate primarily due to the effect of valuation allowance, as well as foreign taxes.  We have a valuation allowance of $8.9 million as of both March 31, 2025 and 2024.  As of March 31, for both 2025 and 2024, our deferred tax assets and valuation allowance have been reduced by approximately $444,000 and $434,000, respectively.  Given the uncertainty created by our loss history, as well as the volatile and uncertain economic outlook for our industry and capital spending, we have limited the recognition of net deferred tax assets including our net operating losses and credit carryforwards and continue to maintain a valuation allowance for the full amount of the net deferred tax asset balance.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31, 2025	March 31, 2024
(in thousands except per share data)
Numerator for basic and diluted earnings (loss) per share:
Net income (loss)	$(382)	$(807)

Denominator for basic earnings (loss) per share:
Weighted-average shares	9,238	9,023

Employee stock options and awards	-	-

Denominator for diluted earnings (loss) per share:
Adjusted weighted-average shares & assumed conversions of stock options	9,238	9,023

Basic and diluted earnings (loss) per share:
Basic earnings (loss) per share	$(0.04)	$(0.09)
Diluted earnings (loss) per share	$(0.04)	$(0.09)

The weighted average number of shares outstanding used to compute earnings (loss) per share included the following:

	Three Months Ended
	March 31, 2025	March 31, 2024

Restricted Stock Units	84,336	118,903
Performance Stock Units	16,180	2,935
Stock Options	-	174

Options to purchase 200,000 and 12,500 shares were outstanding as of March 31, 2025 and 2024, respectively, but were excluded from the computation of diluted earnings per share for the periods then ended because the options were anti-dilutive.

NOTE 10 – SHARE-BASED COMPENSATION

For share-based awards granted, we have recognized compensation expense based on the estimated grant date fair value method.  For these awards we have recognized compensation expense using a straight-line amortization method and reduced for estimated forfeitures.

First quarter 2025 shared-based compensation of $174,000, was $107,000 lower compared to the prior year period due to staff reductions which occurred in the fourth quarter of 2024. The impact on our results of operations of recording share-based compensation, net of forfeitures, for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended
	March 31, 2025	March 31, 2024
(in thousands)
Cost of goods sold	$25	$23
Research and development	48	65
Selling, general and administrative	101	193
Total share-based compensation	$174	$281

Equity awards granted during the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended
	March 31, 2025	March 31, 2024

Restricted Stock Units	10,000	-

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

The remaining unamortized expected future equity compensation expense and remaining amortization period associated with award grants of RSUs, PSUs and unvested options at March 31, 2025 and 2024 are:

	March 31, 2025	March 31, 2024

Unamortized future equity compensation expense (in thousands)	$1,237	$2,035
Remaining weighted average amortization period (in years)	2.21	2.29

NOTE 11 –SEGMENT INFORMATION

Data I/O operates as a single segment entity, with the sole objective to design, manufacture, and sell programming systems. We operate in three separate locations — Redmond, Washington; Shanghai, China; and Munich, Germany — these locations function as part of a single, integrated business and all operations are strategically aligned to support this objective.

The accounting policies of the programming system segment are the same as those described in the summary of significant accounting policies. The measure of segment assets is reported on the balance sheet as total consolidated assets.

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

	Three Months Ended
	March 31, 2025	March 31, 2024
(in thousands)
Net sales	$6,176	$6,099
Cost of goods sold	2,988	2,879
Gross margin	3,188	3,220
Operating Expenses:
Employee expenses	2,255	2,466
Customer acquisition costs	293	433
Professional and outside services	541	643
Occupancy costs (OPEX portion)	219	199
Depreciation & amortization	126	144
Other	131	195
Total operating expense	3,565	4,080

Operating income (loss)	$(377)	$(860)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  This Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves as long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results.  All statements other than statements of historical fact made in this Quarterly Report on Form 10-Q are forward-looking.  In particular, statements herein regarding economic outlook; industry prospects and trends; expected business recovery; industry partnerships; future results of operations or financial position; future spending; expected expenses, breakeven revenue point; expected market decline, bottom or growth; market acceptance of our newly introduced or upgraded products or services; the sufficiency of our cash to fund future operations and capital requirements; development, introduction and shipment of new products or services; changing foreign operations; taxes, trade issues and tariffs; expected inventory levels; expectations for unsupported platform or product versions and related inventory and other charges; supply chain expectations; semiconductor chip shortages and recovery; and any other guidance on future periods are forward-looking statements.  Forward-looking statements reflect management’s current expectations and are inherently uncertain.  Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements, or other future events.  Moreover, neither Data I/O nor anyone else assumes responsibility for the accuracy and completeness of these forward-looking statements.  We are under no duty to update any of these forward-looking statements after the date of this Annual Report.  The Reader should not place undue reliance on these forward-looking statements. The following discussions and the 2024 Annual Report on Form 10-K section entitled “Risk Factors – Cautionary Factors That May Affect Future Results” describe some, but not all, of the factors that could cause these differences.

OVERVIEW

Data I/O continued to make progress in key operational areas during the first quarter, despite a challenging global economic environment. The period represents a first step in proving the growth and market expansion strategies being implementing over the past several months.  The Company achieved strong first quarter results, reporting increases in revenue, net income and EBITDA on a sequential and year-over-year comparison basis. At the same time, efficiency improvements and streamlining operations resulted in a lower cost basis for manufacturing and overhead.

Furthermore, we are encouraged to see customers increase the utilization of their existing systems which results in a greater need for engineering and maintenance services and heightened demand for consumable adapters, which represent a high margin source of revenue. We continue to grow our pipeline of opportunities beyond the automotive sector including a revitalization of our activities with semiconductor companies and forging strategic product development relationships with leading firms serving the memory and microcontroller sectors. Combined with continued efforts to expand our market reach, we expect to deliver revenue growth through end market diversification and an enhanced consultative sales process.

As the tariff and trade scenarios evolve, Data I/O is well prepared having implemented a resilient supply chain with dual manufacturing capabilities in both the United States and China during COVID which provides an advantage to manage emerging tariff policies. With the flexibility to manufacture at either location, we are well positioned to cost-effectively support customers globally. Efforts are underway to enhance our redundancies between our two manufacturing locations. Additional manufacturing locations are being considered for placement within our European headquarters in Germany and with select distribution partners.

Significant progress has been made in a short period of time against a backdrop of significant economic and cross-border trade uncertainty. We remain cautious given the near-term headwinds, as this has created additional strain on the economy and stalled capital investments. We remain focused on setting the business up for sustainable growth by driving innovation, enhancing our products and improving our value proposition.

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

We expense contract acquisition costs, primarily sales commissions, for contracts with terms of one year or less and will capitalize and amortize incremental costs with terms that exceed one year.  During the current and prior period quarters, the impact of capitalization of incremental costs for obtaining contracts were immaterial.  We exclude sales, use, value added, some excise taxes and other similar taxes from the measurement of the transaction price.

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

RESULTS OF OPERATIONS:

NET SALES

	Three Months Ended
Net sales by product line	March 31, 2025	Change	March 31, 2024
(in thousands)
Automated programming systems	$4,346	(9.9%)	$4,823
Non-automated programming systems	1,830	43.4%	1,276
Total programming systems	$6,176	1.3%	$6,099

	Three Months Ended
Net sales by location	March 31, 2025	Change	March 31, 2024
(in thousands)
United States	$756	234.5%	$226
% of total	12.2%		3.7%

International	$5,420	(7.7%)	$5,873
% of total	87.8%		96.3%

	Three Months Ended
Net sales by type	March 31, 2025	Change	March 31, 2024
(in thousands)
Equipment sales	$3,317	(1.5%)	$3,366
Adapter sales	1,963	6.3%	1,846
Software and maintenance	896	1.0%	887
Total	$6,176	1.3%	$6,099

Net sales in the first quarter of 2025 were $6.2 million, as compared with $6.1 million in the prior year period and $5.2 million in the fourth quarter of 2024.  The improvements were driven by business recovery and backlog deliveries in the Americas and Europe with growth from the prior year period of 32% and 44%, respectively.  Asia revenue declined 40% due to strong prior year performance and bookings delay due to trade, tariffs and economic uncertainties.

New bookings activities were strong at the start and slowed at the end of the first quarter as customers delayed purchase decisions due to global trade and tariff concerns and related automotive electronics uncertainty.  First quarter 2025 bookings were $4.6 million, up from $4.1 million in fourth quarter 2024 and down from $8.1 million in first quarter 2024 due to a large $2.8 million contract from a single customer for multiple system deliveries that has spanned nearly 15 months. Backlog on March 31, 2025 was $2.9 million, down $0.6 million from December 31, 2024.  Additionally, deferred revenue was approximately $1.5 million on March 31, 2025.

On a geographic basis, international sales represented approximately 88% of total net sales for the first quarter of 2025 compared with 96% in the prior year period.  Total equipment sales were 54%  of revenues, adapters were 32% and software and services revenues were 14% of revenues in the first quarter of 2025 compared with 55% and 30% and 15% respectively for the first quarter of 2024.  Automotive electronics represented 66% of orders followed by 26% for IoT and 8% for programming centers for the first quarter of 2025.

GROSS MARGIN

	Three Months Ended
	March 31, 2025	Change	March 31, 2024
(in thousands)
Gross margin	$3,188	(1.0%)	$3,220
Percentage of net sales	51.6%		52.8%

Gross margin as a percentage of sales in the first quarter of 2025 was 51.6% as compared to 52.8% in the same period last year and 52.2% in the fourth quarter of 2024.  The change in gross margin percentage primarily reflects a higher mix of system sales revenue and lower spending absorption from related inventory reductions in the first quarter of 2024.

RESEARCH AND DEVELOPMENT

	Three Months Ended
	March 31, 2025	Change	March 31, 2024
(in thousands)
Research and development	$1,515	(4.2%)	$1,582
Percentage of net sales	24.5%		25.9%

Research and development (“R&D”) expenses decreased in the first quarter of 2025 as compared to the same period in 2024.  The slight decrease is due to transition from prior to new R&D programs and the associated changes in project and outside services spending.

SELLING, GENERAL AND ADMINISTRATIVE

	Three Months Ended
	March 31, 2025	Change	March 31, 2024
(in thousands)
Selling, general &
administrative	$2,050	(17.9%)	$2,498
Percentage of net sales	33.2%		41.0%

Selling, General and Administrative (“SG&A”) expenses were lower in the first quarter of 2025 as compared to the same period in 2024.  First quarter spending reduction reflects primarily lower sales commissions related to lower first quarter bookings and lower compensation expenses from headcount reductions which occurred in fourth quarter 2024.  Continued efficiency improvements and cost reduction efforts remain a focus, offset in part by inflationary increases and seasonal first quarter public company costs.

INTEREST

	Three Months Ended
	March 31, 2025	Change	March 31, 2024
(in thousands)
Interest income	$38	(52.5%)	$80

Interest income was lower in the first quarter of 2025 compared to the same period in 2024 due to lower interest rates and  invested balances.

INCOME TAXES

	Three Months Ended
	March 31, 2025	Change	March 31, 2024
(in thousands)
Income tax benefit (expense)	$(21)	(48.8%)	$(41)

Income tax benefit (expense) for the first quarter of 2025 and 2024 primarily related to foreign and state taxes.

The effective tax rate differed from the statutory tax rate primarily due to the effect of valuation allowances, as well as foreign taxes.  We have a valuation allowance of $8.9 million as of March 31, 2025.  As of March 31, for both 2025 and 2024, our deferred tax assets and valuation allowance have been reduced by approximately $444,000 and $434,000, respectively.  Given the uncertainty created by our loss history, as well as the volatile and uncertain economic outlook for our industry and capital spending, we have limited the recognition of net deferred tax assets including our net operating losses and credit carryforwards and continue to maintain a valuation allowance for the full amount of the net deferred tax asset balance.

Financial Condition

LIQUIDITY AND CAPITAL RESOURCES

	March 31, 2025	Change	December 31, 2024
(in thousands)
Working capital	$16,014	$(71)	$16,085

At March 31, 2025, our principal sources of liquidity consisted of existing cash and cash equivalents.  Cash at $10.5 million increased $159,000 from December 31, 2024 primarily due to higher sales, an improved costs structure and lower inventory levels, partially offset by higher cash expenses paid annually in the first quarter.  Correspondingly, working capital of approximately $16.0 million on March 31, 2025, remained relatively flat as compared to December 31, 2024.  The Company continues to have no debt.

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

NON-GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP) FINANCIAL MEASURES

Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) was ($272,000) in the first quarter of 2025 compared to ($645,000) in the first quarter of 2024.  Adjusted EBITDA, excluding equity compensation (a non-cash item), was ($98,000) in the first quarter of 2025, compared to ($364,000) in the first quarter of 2024.

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

NON-GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP) FINANCIAL MEASURE RECONCILIATION

	Three Months Ended March 31,
	2025	2024
(in thousands)
Net Income (loss)	$(382)	$(807)
Interest (income)	(38)	(80)
Taxes	21	41
Depreciation and amortization	127	201
EBITDA	$(272)	$(645)
Equity compensation	174	281
Adjusted EBITDA, excluding equity compensation	$(98)	$(364)

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this report (the “Evaluation Date”). Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective due to a material weakness in our internal control over financial reporting.

As previously reported, we identified material weakness in our internal controls over financial reporting as of December 31, 2024.  The material weakness related to user access and segregation of duties for the information technology system that support the Company’s financial reporting process.  Not withstanding this material weakness, we have performed additional procedures to enable management to conclude that our consolidated financial statements included in this Form 10-Q fairly present in all material respects our financial condition and results of operations for the period ended March 31, 2025.

In response to the material weakness, we have made and will continue to expand the remediations needed to address this weakness.  Management and the Audit Committee will monitor these remedial measures and the effectiveness of our overall control environment.  A material weakness will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and Management concludes, through testing, that these controls are operating effectively.

CHANGES IN INTERNAL CONTROLS

There were no changes made in our internal controls during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting which is still under the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013).

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.  As of March 31, 2025, we were not a party to any material pending legal proceedings.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.  There are no material changes to the Risk Factors described in our Annual Report.

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

DATED:   May 13, 2025

DATA I/O CORPORATION

(REGISTRANT)

By: /s/William Wentworth

William Wentworth

President and Chief Executive Officer

(Principal Executive Officer and Duly Authorized Officer)

By: /s/Gerald Y. Ng

Gerald Y. Ng

Vice President and Chief Financial Officer

Secretary and Treasurer

(Principal Financial Officer and Duly Authorized Officer)

