Form 10-Q
period 2025-06-30
DATA I/O CORP
filed 2025-08-12
CIK 351998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Shares of Common Stock, no par value, outstanding as of July 31, 2025:  9,387,663

DATA I/O CORPORATION

FORM 10-Q
For the Quarter Ended June 30, 2025

INDEX

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

DATA I/O CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(UNAUDITED)

	June 30, 2025	December 31, 2024

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,969	$10,326
Trade accounts receivable, net of allowance for
credit losses of $31 and $22, respectively	3,905	3,960
Inventories	5,972	6,212
Other current assets	781	659
TOTAL CURRENT ASSETS	20,627	21,157

Property, plant and equipment – net	1,050	1,001
Other assets	2,440	2,812
TOTAL ASSETS	$24,117	$24,970

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,366	$820
Accrued compensation	1,056	1,517
Deferred revenue	1,254	1,535
Other accrued liabilities	1,380	1,161
Income taxes payable	20	39
TOTAL CURRENT LIABILITIES	5,076	5,072

Operating lease liabilities	1,750	2,160
Long-term other payables	45	112

COMMITMENTS	-	-

STOCKHOLDERS’ EQUITY
Preferred stock -
Authorized, 5,000,000 shares, including
200,000 shares of Series A Junior Participating
Issued and outstanding, none	-	-
Common stock, at stated value -
Authorized, 30,000,000 shares
Issued and outstanding, 9,374,698 shares as of June 30,
2025 and 9,236,040 shares as of December 31, 2024	23,804	23,475
Accumulated earnings (deficit)	(6,862)	(5,738)
Accumulated other comprehensive income	304	(111)
TOTAL STOCKHOLDERS’ EQUITY	17,246	17,626
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$24,117	$24,970

See notes to consolidated financial statements

DATA I/O CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Net sales	$5,948	$5,062	$12,124	$11,161
Cost of goods sold	2,988	2,305	5,976	5,184
Gross margin	2,960	2,757	6,148	5,977
Operating expenses:
Research and development	1,662	1,413	3,177	2,995
Selling, general and administrative	2,142	1,910	4,192	4,408
Total operating expenses	3,804	3,323	7,369	7,403
Operating income (loss)	(844)	(566)	(1,221)	(1,426)
Non-operating income (loss):
Interest income	35	73	73	153
Foreign currency transaction gain (loss)	47	49	26	62
Total non-operating income (loss)	82	122	99	215
Income (loss) before income taxes	(762)	(444)	(1,122)	(1,211)
Income tax (expense) benefit	20	(353)	(2)	(393)
Net income (loss)	$(742)	$(797)	$(1,124)	$(1,604)

Basic earnings (loss) per share	$(0.08)	$(0.09)	$(0.12)	$(0.18)
Diluted earnings (loss) per share	$(0.08)	$(0.09)	$(0.12)	$(0.18)
Weighted-average basic shares	9,296	9,104	9,267	9,063
Weighted-average diluted shares	9,296	9,104	9,267	9,063

See notes to consolidated financial statements

4

DATA I/O CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Net income (loss)	$(742)	$(797)	$(1,124)	$(1,604)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	289	(70)	304	(238)
Comprehensive income (loss)	$(453)	$(867)	$(820)	$(1,842)

See notes to consolidated financial statements

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)
(UNAUDITED)

				Accumulated
			Retained	and Other
	Common Stock		Earnings	Comprehensive
	Shares	Amount	(Deficit)	Income (Loss)	Total
Balance at December 31, 2023	9,020,819	$22,731	$(2,645)	$233	$20,319
Stock awards issued, net of tax withholding	1,759	-	-	-	-
Issuance of stock through: ESPP	2,381	7	-	-	7
Share-based compensation	-	281	-	-	281
Net income (loss)	-	-	(807)	-	(807)
Other comprehensive income (loss)	-	-	-	(168)	(168)
Balance at March 31, 2024	9,024,959	$23,019	$(3,452)	$65	$19,632
Stock awards issued, net of tax withholding	194,879	(229)	-	-	(229)
Issuance of stock through: ESPP	-	-	-	-	-
Share-based compensation	-	382	-	-	382
Net income (loss)	-	-	(797)	-	(797)
Other comprehensive income (loss)	-	-	-	(70)	(70)
Balance at June 30, 2024	9,219,838	$23,172	$(4,249)	$(5)	$18,918
Balance at December 31, 2024	9,236,040	$23,475	$(5,738)	$(111)	$17,626
Stock awards issued, net of tax withholding	1,759	(3)	-	-	(3)
Issuance of stock through: ESPP	1,932	6	-	-	6
Share-based compensation	-	174	-	-	174
Net income (loss)	-	-	(382)	-	(382)
Other comprehensive income (loss)	-	-	-	126	126
Balance at March 31, 2025	9,239,731	$23,652	$(6,120)	$15	$17,547
Stock awards issued, net of tax withholding	134,967	(98)	-	-	(98)
Issuance of stock through: ESPP	-	-	-	-	-
Share-based compensation	-	250	-	-	250
Net income (loss)	-	-	(742)	-	(742)
Other comprehensive income (loss)	-	-	-	289	289
Balance at June 30, 2025	9,374,698	$23,804	$(6,862)	$304	$17,246

See notes to consolidated financial statements

DATA I/O CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(UNAUDITED)

	For the Six Months Ended June 30,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,124)	$(1,604)
Adjustments to reconcile net income (loss)
to net cash provided by (used in) operating activities:
Depreciation and amortization	237	340
Equipment transferred to cost of goods sold	61	250
Share-based compensation	424	663
Net change in:
Trade accounts receivable	191	2,362
Inventories	290	(877)
Other current assets	(113)	86
Accounts payable and accrued liabilities	232	(1,601)
Deferred revenue	(432)	(17)
Other long-term liabilities	(409)	(281)
Deposits and other long-term assets	410	395
Net cash provided by (used in) operating activities	(233)	(284)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(347)	(164)
Cash provided by (used in) investing activities	(347)	(164)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net proceeds from issuance of common stock, less payments for shares withheld to cover tax	(95)	(223)
Cash provided by (used in) financing activities	(95)	(223)
Increase (decrease) in cash and cash equivalents	(675)	(671)

Effects of exchange rate changes on cash	318	(230)
Cash and cash equivalents at beginning of period	10,326	12,341
Cash and cash equivalents at end of period	$9,969	$11,440

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$14	$464

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

We prepared the financial statements as of June 30, 2025 and June 30, 2024 according to the rules and regulations of the Securities and Exchange Commission ("SEC"). These statements are unaudited but, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented. The balance sheet at December 31, 2024 has been derived from the audited financial statements at that date. We have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America according to such SEC rules and regulations. Operating results for the six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

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

We enter into arrangements with multiple performance obligations that arise during the sale of a system that could include hardware, software, installation, services and support and extended maintenance components.  We allocate the transaction price of each element based on the relative selling prices.  Relative selling price is based on the selling price of the standalone system.  For the installation and service and support performance obligations, we use the value of the discount given to distributors who perform these components.  For software maintenance performance obligations, we use what we charge for annual software maintenance renewals after the initial year the system is sold.  Revenue is recognized on the system based on shipping terms, software based on delivery, installation and services based on completion of work, and software maintenance and extended warranty support ratably over the term of the agreement, typically one year.  Total deferred revenue which represents undelivered performance obligations for installation, service, support and extended contracts were $1.3 million and $1.5 million for June 30, 2025 and 2024, respectively.  The portion expected to be recognized within one year was $1.3 million and $1.3 million for June 30, 2025 and 2024, respectively.

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

The following table represents our revenues by major categories:

	Three Months Ended			Six Months Ended
Net sales by type	June 30, 2025	Change	June 30, 2024	June 30, 2025	Change	June 30, 2024
(in thousands)
Equipment	$2,997	27.4%	$2,353	$6,315	10.4%	$5,719
Adapter	2,331	28.4%	1,816	4,293	17.2%	3,662
Software and Maintenance	620	(30.6)%	893	1,516	(14.8)%	1,780
Total	$5,948	17.5%	$5,062	$12,124	8.6%	$11,161

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

On July 4, 2025, the “One Big Beautiful Bill Act” (the “Act”) was enacted into law. The Act includes changes to U.S. tax law, including provisions to accelerate tax deductions for qualified property and research expenditures. The legislation did not affect the Company’s income tax balances as of June 30, 2025. We are in the process of evaluating the impact of the Act on our consolidated financial statements.

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

In November 2024, FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation (Subtopic 220-40), which requires disclosure of specific information about costs and expenses within relevant expense captions on the face of the income statement, qualitative descriptions for expense captions not specifically disaggregated quantitatively, and the total amount and definition of selling expenses for interim and annual reporting periods. This standard is effective for the annual reporting period beginning January 1, 2027, and interim reporting periods beginning January 1, 2028, and should be applied retrospectively to all comparative periods. Early adoption is permitted. The Company is currently evaluating the effects of adopting this new accounting guidance.

NOTE 2 – INVENTORIES

Inventories consisted of the following components:
	June 30, 2025	December 31, 2024
(in thousands)
Raw material	$3,137	$3,273
Work-in-process	1,921	1,845
Finished goods	914	1,094
Inventories	$5,972	$6,212

NOTE 3– PROPERTY, PLANT AND EQUIPMENT, NET

Property and equipment consisted of the following components:

	June 30, 2025	December 31, 2024
(in thousands)
Leasehold improvements	$353	$343
Equipment	4,163	3,777
Sales demonstration equipment	1,099	1,031
	5,615	5,151
Less accumulated depreciation	(4,565)	(4,150)
Property and equipment, net	$1,050	$1,001

NOTE 4 – OTHER ACCRUED LIABILITIES

Other accrued liabilities consisted of the following components:

	June 30, 2025	December 31, 2024
(in thousands)
Lease liability - short term	$673	$640
Product warranty	468	350
Sales return reserve	32	32
Other taxes	59	69
Other	148	70
Other accrued liabilities	$1,380	$1,161

The changes in our product warranty liability at June 30, 2025 and year ended December 31, 2024 are as follows:

	June 30, 2025	December 31, 2024
(in thousands)
Liability, beginning balance	$350	$449
Net expenses	229	901
Warranty claims	(229)	(901)
Accrual revisions	118	(99)
Liability, ending balance	$468	$350

NOTE 5– OPERATING LEASE COMMITMENTS

We have commitments under non-cancelable operating leases and other agreements, primarily for factory and office space, with initial or remaining terms of one year or more as of June 30, 2025, are as follows:

June 30, 2025 Operating Lease Commitments
(in thousands)
2025 (remaining)	$389
2026	774
2027	693
2028	433
2029 & Thereafter	369
Total	$2,658
Less imputed interest	(235)
Total operating lease liabilities	$2,423

For the largest lease component, the Company has three facilities with our headquarters and primary engineering and operational functions located in Redmond, Washington.  Our two subsidiary facilities in Munich, Germany and Shanghai, China provide extended worldwide sales, service, engineering and operation services.  The components of our lease expense for the three months and six months ended June 30, 2025, include facility related operating lease costs of $184,000 and $366,000, respectively, and short-term lease costs of $10,000 and $19,000, respectively.  In the prior year, components of our lease expense for the three months and six months ended June 30, 2024, include facility related operating lease costs of $207,000 and $415,000, respectively, and short-term lease costs of $9,000 and $19,000, respectively. There were no new operating leases during the six months ended June 30, 2025.

The Redmond, Washington headquarters facility lease runs to October 31, 2029, at approximately 20,460 square feet.  The lease for the facility located in Shanghai, China runs to October 31, 2027, at approximately 19,400 square feet.  The lease for the facility located near Munich, Germany runs to August 2027, at approximately 4,895 square feet.

The following table presents supplemental balance sheet information related to leases as of June 30, 2025, and December 31, 2024:

	Balance at June 30, 2025	Balance at December 31, 2024
(in thousands)
Right-of-use assets (Long-term other assets)	$2,328	$2,704
Lease liability-short term (Other accrued liabilities)	$673	$640
Lease liability-long term (Operating lease liabilities)	$1,750	$2,064

At June 30, 2025, the weighted average remaining lease term is 3.7 years and the weighted average discount rate used is 5%.

NOTE 6– OTHER COMMITMENTS

We have purchase obligations for inventory and production costs as well as other obligations such as capital expenditures, service contracts, marketing, and development agreements.  Arrangements are considered purchase obligations if a contract specifies all significant terms, including fixed or minimum quantities to be purchased, a pricing structure and approximate timing of the transaction.  Most arrangements are cancelable without a significant penalty, and with short notice, typically less than 90 days.  As of June 30, 2025, we had confirmed contracts with a commitment of approximately $782,000 to be paid within one year and $480,000 to be paid beyond one year.

NOTE 7 – CONTINGENCIES

As of June 30, 2025, we were not a party to any legal proceedings or aware of any indemnification agreement claims, the adverse outcome of which in management’s opinion, individually or in aggregate, would have a material adverse effect on our results of operations or financial position.

NOTE 8 – INCOME TAXES

Income tax expense for the second quarter of 2025 and 2024 primarily related to foreign and minor state taxes.

The effective tax rate differed from the statutory tax rate primarily due to the effect of valuation allowance, as well as foreign taxes. We have a valuation allowance of $9.1 million as of June 30, 2025. As of June 30, 2025 and 2024, our deferred tax assets and valuation allowance have been reduced by approximately $447,000 and $437,000, respectively. Given the uncertainty created by our loss history, as well as the volatile and uncertain economic outlook for our industry and capital spending, we have limited the recognition of net deferred tax assets including our net operating losses and credit carryforwards and continue to maintain a valuation allowance for the full amount of the net deferred tax asset balance.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
(in thousands except per share data)
Numerator for basic and diluted
earnings (loss) per share:
Net income (loss)	$(742)	$(797)	$(1,124)	$(1,604)

Denominator for basic
earnings (loss) per share:
Weighted-average shares	9,296	9,104	9,267	9,063

Employee stock options and awards	-	-	-	-

Denominator for diluted
earnings (loss) per share:
Adjusted weighted-average shares &
assumed conversions of stock options	9,296	9,104	9,267	9,063

Basic and diluted
earnings (loss) per share:
Basic earnings (loss) per share	$(0.08)	$(0.09)	$(0.12)	$(0.18)
Diluted earnings (loss) per share	$(0.08)	$(0.09)	$(0.12)	$(0.18)

The weighted average number of shares outstanding used to compute earnings (loss) per share included the following:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024

Restricted Stock Units	66,424	91,729	77,906	110,706
Performance Stock Units	19,638	8,098	17,811	5,784
Stock Options	-	161	-	168

Options to purchase 200,000 and 12,500 shares were outstanding as of June 30, 2025 and 2024, respectively, but were excluded from the computation of diluted earnings per share for the periods then ended because the options were anti-dilutive.

NOTE 10 – SHARE-BASED COMPENSATION

For share-based awards granted, we have recognized compensation expense based on the estimated grant date fair value method.  For these awards we have recognized compensation expense using a straight-line amortization method and reduced for estimated forfeitures.

Second quarter 2025 shared-based compensation of $250,000, was $132,000 lower compared to the prior year period due to staff reductions which occurred in the fourth quarter of 2024. The impact on our results of operations of recording share-based compensation, net of forfeitures, for the three and six months ended June 30, 2025 and 2024, were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
(in thousands)
Cost of goods sold	$36	$36	$61	$60
Research and development	65	82	113	146
Selling, general and administrative	149	264	250	457
Total share-based compensation	$250	$382	$424	$663

Equity awards granted during the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024

Restricted Stock Units	81,200	231,650	96,472	231,650
Performance Stock Units	-	119,000	-	119,000

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

Performance Stock Units (“PSUs”) typically cliff vest at the end of the performance period and the performance metric for 2023 awards is cumulative revenue growth over the three-year period ending December 31, 2025, with a cumulative revenue threshold, target, and maximum performance measure. For 2024 awards, the performance metrics included revenue growth, EBITDA and project objective targets over the three-year period ending December 31, 2026. There have been no Performance Stock awards granted in 2025.

The remaining unamortized expected future equity compensation expense and remaining amortization period associated with award grants of RSUs, PSUs and unvested options at June 30, 2025 and 2024 are:

	June 30, 2025	June 30, 2024

Unamortized future equity compensation expense (in thousands)	$1,197	$2,464
Remaining weighted average amortization period (in years)	1.92	2.27

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

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
(in thousands)
Net sales	$5,948	$5,062	$12,124	$11,161
Cost of goods sold	2,988	2,305	5,976	5,184
Gross margin	2,960	2,757	6,148	5,977
Operating Expenses:
Employee expenses	2,392	2,281	4,647	4,747
Customer acquisition costs	240	272	533	706
Professional and outside services	570	340	1,111	982
Occupancy costs (OPEX portion)	243	179	462	378
Depreciation & amortization	139	144	265	287
Other	220	107	351	303
Total operating expense	3,804	3,323	7,369	7,403
Operating income (loss)	$(844)	$(566)	$(1,221)	$(1,426)

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

OVERVIEW

Data I/O continued to make progress in key operational areas during the second quarter, despite a challenging global economic environment. The second quarter represents a continuation in proving the growth and market expansion strategies being implemented over the past several months. At the same time, efficiency improvements and streamlining operations resulted in a lower cost basis for manufacturing and overhead. We are focused on improvements to our core programming platform and received a significant automated programming system order late in the second quarter from a leading global automotive EV supplier.

We are encouraged to see customers increase the utilization of their existing systems, which results in a greater need for engineering and maintenance services and heightened demand for consumable adapters, and represent a high margin source of revenue. We continue to grow our pipeline of opportunities beyond the automotive sector including a revitalization of our activities with semiconductor companies and forging strategic product development relationships with leading firms serving the memory and microcontroller sectors. Combined with continued efforts to expand our market reach, we expect to deliver revenue growth through end market diversification and an enhanced consultative sales process.

Overall demand for capital equipment continued to be negatively impacted by ongoing global trade and tariff negotiations throughout most of the second quarter. However, ongoing supply chain planning and other actions have helped mitigate the impact of new tariffs, trade and inflationary pressures, including shifting material sourcing and product manufacturing.

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

RESULTS OF OPERATIONS:

NET SALES

	Three Months Ended			Six Months Ended
Net sales by product line	June 30, 2025	Change	June 30, 2024	June30, 2025	Change	June 30, 2024
(in thousands)
Automated programming systems	$3,317	(17.3)%	$4,009	$7,663	(13.2)%	$8,832
Non-automated programming systems	2,631	149.9%	1,053	4,461	91.5%	2,329
Total programming systems	$5,948	17.5%	$5,062	$12,124	8.6%	$11,161

	Three Months Ended			Six Months Ended
Net sales by location	June 30, 2025	Change	June 30, 2024	June30, 2025	Change	June 30, 2024
(in thousands)
United States	$284	(51.6)%	$587	$1,040	27.9%	$813
% of total	4.8%		11.6%	8.6%		7.3%

International	$5,664	26.6%	$4,475	$11,084	7.1%	$10,348
% of total	95.2%		88.4%	91.4%		92.7%

	Three Months Ended			Six Months Ended
Net sales by type	June 30, 2025	Change	June 30, 2024	June30, 2025	Change	June 30, 2024
(in thousands)
Equipment sales	$2,997	27.4%	$2,353	$6,315	10.4%	$5,719
Adapter sales	2,331	28.4%	1,816	4,293	17.2%	3,662
Software and maintenance	620	(30.6)%	893	1,516	(14.8)%	1,780
Total	$5,948	17.5%	$5,062	$12,124	8.6%	$11,161

Net sales in the second quarter of 2025 were $5.9 million, compared with $5.1 million in the prior year period and $6.2 million in the first quarter of 2025. First quarter 2025 revenues were elevated due to the completion of a large order received in the first quarter 2024.  Overall demand for capital equipment continued to be negatively impacted by ongoing global trade and tariff negotiations through most of the second quarter 2025. Net sales of Consumable adapters and services revenue represented 50% of total revenue and provide a stable base of re-occurring revenue.

Total equipment sales were 50% of revenues, adapters were 39% and software and services revenues were 11% of revenues compared with 46% and 36% and 18% respectively in the second quarter of 2024.  For 2025 year to date, equipment sales were 52% of revenues, adapters were 35% and software and services revenues were 13% of revenues compared with 2024 year to date sales of 51% and 33% and 16% respectively.  On a geographic basis, international sales represented approximately 95% of total net sales for the second quarter of 2025 compared with 88% in the prior year period.

Bookings increased in the latter half of the second quarter as customers had been delaying purchase decisions amid ongoing global trade and tariff concerns.  Second quarter 2025 bookings were $5.8 million, up from $4.6 million in the first quarter 2025 and $5.6 million in the second quarter 2024.  Second quarter 2025 bookings and backlog include an order for 10 PSV automated pro-gaming systems with LumenX programming platform from one of the largest EV manufacturing suppliers in China valued at over $1.4 million which is expected to be delivered during the second half of the year.  Automotive electronics, a primary business segment in the second quarter of 2025, was 66% of second quarter 2025 bookings.

Backlog at June 30, 2025, was $2.8 million, down from $3.0 million at the end of the prior quarter.

Deferred revenue was $1.3 million on June 30, 2025, down from $1.5 million on March 31, 2025.

GROSS MARGIN

	Three Months Ended			Six Months Ended
	June 30, 2025	Change	June 30, 2024	June 30, 2025	Change	June 30, 2024
(in thousands)
Gross margin	$2,960	7.4%	$2,757	$6,148	2.9%	$5,977
Percentage of net sales	49.8%		54.5%	50.7%		53.6%

Gross margin as a percentage of sales in the second quarter of 2025 was 49.8% as compared to 54.5% in the same period last year and 51.6% in the first quarter of 2025.  A lower margin product mix and configuration of automated systems driven by a large customer order led to reduced margins. Direct material costs remained steady and consistent with prior periods. Ongoing supply chain planning and other actions have been mitigating the impact of new tariffs, trade and inflationary pressures, including shifting material sourcing and product manufacturing.

RESEARCH AND DEVELOPMENT

	Three Months Ended			Six Months Ended
	June 30, 2025	Change	June 30, 2024	June 30, 2025	Change	June 30, 2024
(in thousands)
Research and development	$1,662	17.6%	$1,413	$3,177	6.1%	$2,995
Percentage of net sales	27.9%		27.9%	26.2%		26.8%

Research and development (“R&D”) expenses increased in the second quarter of 2025 as compared to the same period in 2024.  The increase is due to transition to new R&D programs and the associated changes in project and outside services spending.

SELLING, GENERAL AND ADMINISTRATIVE

	Three Months Ended			Six Months Ended
	June 30, 2025	Change	June 30, 2024	June 30, 2025	Change	June 30, 2024
(in thousands)
Selling, general &
administrative	$2,142	12.1%	$1,910	$4,192	(4.9)%	$4,408
Percentage of net sales	36.0%		37.7%	34.6%		39.5%

Selling, General and Administrative (“SG&A”) expenses were higher in the second quarter of 2025 as compared to the same period in 2024.  Second quarter spending increase includes higher compensation expenses and leadership and other human resource transition requirements that continued through June 30, 2025.  Continued efficiency improvements and cost reduction efforts remain a focus.

INTEREST

	Three Months Ended			Six Months Ended
	June 30, 2025	Change	June 30, 2024	June 30, 2025	Change	June 30, 2024
(in thousands)
Interest income	$35	(52.1)%	$73	$73	(52.3)%	$153

Interest income was lower in the second quarter of 2025 compared to the same period in 2024 due to lower interest rates and invested balances.

INCOME TAXES

	Three Months Ended			Six Months Ended
	June 30, 2025	Change	June 30, 2024	June 30, 2025	Change	June 30, 2024
(in thousands)
Income tax benefit (expense)	$20	(105.7)%	$(353)	$(2)	(99.5)%	$(393)

Income tax benefit (expense) for the second quarter of 2025 and 2024 primarily related to foreign and state taxes.

The effective tax rate differed from the statutory tax rate primarily due to the effect of valuation allowances, as well as foreign taxes.  We have a valuation allowance of $9.1 million as of June 30, 2025.  As of June 30, 2025 and 2024, our deferred tax assets and valuation allowance have been reduced by approximately $447,000 and $437,000, respectively.  Given the uncertainty created by our loss history, as well as the volatile and uncertain economic outlook for our industry and capital spending, we have limited the recognition of net deferred tax assets including our net operating losses and credit carryforwards and continue to maintain a valuation allowance for the full amount of the net deferred tax asset balance.

Financial Condition

LIQUIDITY AND CAPITAL RESOURCES

	June 30, 2025	Change	December 31, 2024
(in thousands)
Working capital	$15,551	$(534)	$16,085

At June 30, 2025, our principal sources of liquidity consisted of existing cash and cash equivalents. Cash at $10 million decreased $534,000 from December 31, 2024, primarily due to one-time expenses and investments in the second quarter, partially offset by an otherwise improved cost structure and lower inventory levels. Correspondingly, working capital of approximately $15.6 million on June 30, 2025, was down slightly as compared to December 31, 2024. The Company continues to have no debt.

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

We believe that we have sufficient cash or working capital available under our operating plan to fund our operations and capital requirements through the next one-year period, and beyond. Our working capital may be used to fund possible losses, business growth, project initiatives, share repurchases and business development initiatives, including acquisitions, which could reduce our liquidity and result in a requirement for additional cash before that time. If the Company determines to pursue significant acquisitions or business development initiatives, the Company may need to raise additional capital. If additional capital is required, the Company will review the amounts and options to raise capital at that time, but future financing would most likely be through debt and equity offerings. Any substantial inability to achieve our current business plan could have a material adverse impact on our financial position, liquidity, or results of operations and may require us to further reduce expenditure and/or seek possible additional financing.

OFF-BALANCE SHEET ARRANGEMENTS

Except as noted in the accompanying consolidated financial statements in Note 5, “Leases” and Note 6, “Other Commitments”, we have no off-balance sheet arrangements.

NON-GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP) FINANCIAL MEASURES

Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) was ($687,000) in the second quarter of 2025 compared to ($379,000) in the second quarter of 2024. Adjusted EBITDA, excluding equity compensation (a non-cash item), was ($437,000) in the second quarter of 2025, compared to $3,000 in the second quarter of 2024.

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

NON-GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP) FINANCIAL MEASURE RECONCILIATION

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
(in thousands)
Net Income (loss)	$(742)	$(797)	$(1,124)	$(1,604)
Interest (income)	(35)	(73)	(73)	(153)
Taxes	(20)	353	1	393
Depreciation & amortization	110	138	237	340
EBITDA earnings (loss)	$(687)	$(379)	$(959)	$(1,024)
Equity compensation	250	382	424	663
Adjusted EBITDA, excluding equity compensation	$(437)	$3	$(535)	$(361)

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

As previously reported, we identified material weakness in our internal controls over financial reporting as of December 31, 2024. The material weakness related to user access and segregation of duties for the information technology system that support the Company’s financial reporting process. Notwithstanding this material weakness, we have performed additional procedures to enable management to conclude that our consolidated financial statements included in this Form 10-Q fairly present in all material respects our financial condition and results of operations for the period ended June 30, 2025.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of June 30, 2025, we were not a party to any material pending legal proceedings.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

(a)	None
(b)	None
(c)

During the quarterly period ended June 30, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement, and/or any non-Rule 10b5-1 trading arrangement (as such terms are defined pursuant to Item 408(a) of Regulation S-K).

Item 6. Exhibits

(a)	Exhibits

10	Material Contracts:

10.38

Independent Contractor Agreement and Proposal and Statement of Work effective on April 28, 2025 between Data I/O Corporation and Theisen Advisory Group, LLC dba TAG CXO (Portions of this exhibit have been omitted because it is both (i) not material and (ii) is the type that the company treats as private or confidential.)

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

DATED: August 12, 2025

DATA I/O CORPORATION
(REGISTRANT)

By:	/s/William Wentworth
William Wentworth
President and Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)

By:	/s/Todd J. Henne
Todd J. Henne
Interim Chief Financial Officer,
Secretary and Treasurer
(Principal Financial Officer and Duly Authorized Officer)

