Form 10-Q
period 2025-09-30
DATA I/O CORP
filed 2025-11-12
CIK 351998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Shares of Common Stock, no par value, outstanding as of October 31, 2025: 9,391,883

DATA I/O CORPORATION

FORM 10-Q

For the Quarter Ended September 30, 2025

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

DATA I/O CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(UNAUDITED)

	September 30, 2025	December 31, 2024

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,664	$10,326
Trade accounts receivable, net of allowance for credit losses of $29 and $22, respectively	3,368	3,960
Inventories	5,800	6,212
Other current assets	661	659
TOTAL CURRENT ASSETS	19,493	21,157

Property, plant and equipment – net	925	1,001
Other assets	2,276	2,812
TOTAL ASSETS	$22,694	$24,970

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,437	$820
Accrued compensation	924	1,517
Deferred revenue	1,358	1,535
Other accrued liabilities	1,340	1,161
Income taxes payable	12	39
TOTAL CURRENT LIABILITIES	5,071	5,072

Operating lease liabilities	1,579	2,160
Long-term other payables	34	112

COMMITMENTS	-	-

STOCKHOLDERS’ EQUITY
Preferred stock -
Authorized, 5,000,000 shares, including 200,000 shares of Series A Junior Participating
Issued and outstanding, none	-	-
Common stock, at stated value -
Authorized, 30,000,000 shares
Issued and outstanding, 9,390,730 shares as of September 30, 2025 and 9,236,040 shares as of December 31, 2024	23,907	23,475
Accumulated deficit	(8,224)	(5,738)
Accumulated other comprehensive income (loss)	327	(111)
TOTAL STOCKHOLDERS’ EQUITY	16,010	17,626
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$22,694	$24,970

See notes to consolidated financial statements

DATA I/O CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Net sales	$5,393	$5,423	$17,516	$16,584
Cost of goods sold	2,659	2,499	8,634	7,684
Gross margin	2,734	2,924	8,882	8,900
Operating expenses:
Research and development	1,709	1,544	4,886	4,539
Selling, general and administrative	2,418	1,705	6,609	6,112
Total operating expenses	4,127	3,249	11,495	10,651
Operating income (loss)	(1,393)	(325)	(2,613)	(1,751)
Non-operating income (loss):
Interest income	34	71	107	224
Foreign currency transaction gain (loss)	(3)	(53)	22	9
Total non-operating income (loss)	31	18	129	233
Income (loss) before income taxes	(1,362)	(307)	(2,484)	(1,518)
Income tax (expense) benefit	-	-	(2)	(393)
Net income (loss)	$(1,362)	$(307)	$(2,486)	$(1,911)

Basic earnings (loss) per share	$(0.15)	$(0.03)	$(0.27)	$(0.21)
Diluted earnings (loss) per share	$(0.15)	$(0.03)	$(0.27)	$(0.21)
Weighted-average basic shares	9,389	9,235	9,308	9,121
Weighted-average diluted shares	9,389	9,235	9,308	9,121

See notes to consolidated financial statements

4

DATA I/O CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Net income (loss)	$(1,362)	$(307)	$(2,486)	$(1,911)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	23	268	327	30
Comprehensive income (loss)	$(1,339)	$(39)	$(2,159)	$(1,881)

See notes to consolidated financial statements

DATA I/O CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(UNAUDITED)

				Accumulated
				and Other	Total
	Common Stock		Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Deficit	Income (Loss)	Equity
Balance at December 31, 2023	9,020,819	$22,731	($2,645)	$233	$20,319
Stock awards issued, net of tax withholding	1,759	-	-	-	-
Issuance of stock through: ESPP	2,381	7	-	-	7
Share-based compensation	-	281	-	-	281
Net income (loss)	-	-	(807)	-	(807)
Other comprehensive income (loss)	-	-	-	(168)	(168)
Balance at March 31, 2024	9,024,959	23,019	(3,452)	65	19,632
Stock awards issued, net of tax withholding	194,879	(229)	-	-	(229)
Issuance of stock through: ESPP	-	-	-	-	-
Share-based compensation	-	382	-	-	382
Net income (loss)	-	-	(797)	-	(797)
Other comprehensive income (loss)	-	-	-	(70)	(70)
Balance at June 30, 2024	9,219,838	23,172	(4,249)	(5)	18,918
Stock awards issued, net of tax withholding	13,543	-	-	-	-
Issuance of stock through: ESPP	2,638	6	-	-	6
Share-based compensation	-	304	-	-	304
Net income (loss)	-	-	(307)	-	(307)
Other comprehensive income (loss)	-	-	-	268	268
Balance at September 30, 2024	9,236,019	$23,482	($4,556)	$263	$19,189
Balance at December 31, 2024	9,236,040	$23,475	($5,738)	($111)	$17,626
Stock awards issued, net of tax withholding	1,759	(3)	-	-	(3)
Issuance of stock through: ESPP	1,932	6	-	-	6
Share-based compensation	-	174	-	-	174
Net income (loss)	-	-	(382)	-	(382)
Other comprehensive income (loss)	-	-	-	126	126
Balance at March 31, 2025	9,239,731	$23,652	($6,120)	$15	$17,547
Stock awards issued, net of tax withholding	134,967	(98)	-	-	(98)
Issuance of stock through: ESPP	-	-	-	-	-
Share-based compensation	-	250	-	-	250
Net income (loss)	-	-	(742)	-	(742)
Other comprehensive income (loss)	-	-	-	289	289
Balance at June 30, 2025	9,374,698	23,804	(6,862)	304	17,246
Stock awards issued, net of tax withholding	13,714	(19)	-	-	(19)
Issuance of stock through: ESPP	2,318	7	-	-	7
Share-based compensation	-	115	-	-	115
Net income (loss)	-	-	(1,362)	-	(1,362)
Other comprehensive income (loss)	-	-	-	23	23
Balance at September 30, 2025	9,390,730	$23,907	($8,224)	$327	$16,010

See notes to consolidated financial statements

DATA I/O CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(UNAUDITED)

	For the Nine Months Ended September 30,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,486)	$(1,911)
Adjustments to reconcile net income (loss)
to net cash provided by (used in) operating activities:
Depreciation and amortization	369	451
Equipment transferred to cost of goods sold	59	259
Share-based compensation	539	967
Net change in:
Trade accounts receivable	681	3,119
Inventories	471	(704)
Other current assets	7	140
Accounts payable and accrued liabilities	125	(1,582)
Deferred revenue	(336)	(68)
Other long-term liabilities	(581)	184
Deposits and other long-term assets	576	(300)
Net cash provided by (used in) operating activities	(576)	555

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(352)	(279)
Cash provided by (used in) investing activities	(352)	(279)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock, less payments for shares withheld to cover tax	(107)	(216)
Cash provided by (used in) financing activities	(107)	(216)
Increase (decrease) in cash and cash equivalents	(1,035)	60

Effects of exchange rate changes on cash	373	(29)
Cash and cash equivalents at beginning of period	10,326	12,341
Cash and cash equivalents at end of period	$9,664	$12,372

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$9	$458

See notes to consolidated financial statements

DATA I/O CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Data I/O Corporation (“Data I/O”, “We”, “Our”, “Us”) is the leading global provider of advanced security and data deployment solutions for microcontrollers, security ICs and memory devices.  Customers for our programming system products are located around the world, primarily in Asia, Europe and the Americas. Our manufacturing operations are currently located in Redmond, Washington, United States and Shanghai, China.

We prepared the financial statements as of September 30, 2025, and September 30, 2024, according to the rules and regulations of the Securities and Exchange Commission (“SEC”).  These statements are unaudited but, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented.  The balance sheet at December 31, 2024, has been derived from the audited financial statements at that date.  We have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America according to such SEC rules and regulations.  Operating results for the nine months ended September 30, 2025, are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

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

We enter into arrangements with multiple performance obligations that arise during the sale of a system that could include hardware, software, installation, services and support and extended maintenance components.  We allocate the transaction price of each element based on the relative selling prices.  Relative selling price is based on the selling price of the standalone system.  For the installation and service and support performance obligations, we use the value of the discount given to distributors who perform these components.  For software maintenance performance obligations, we use what we charge for annual software maintenance renewals after the initial year the system is sold.  Revenue is recognized on the system based on shipping terms, software based on delivery, installation and services based on completion of work, and software maintenance and extended warranty support ratably over the term of the agreement, typically one year.  Total deferred revenue, which represents undelivered performance obligations for installation, service, support and extended contracts, was $1.4 million and $1.5 million for September 30, 2025 and 2024, respectively.  The portion expected to be recognized within one year was $1.4 million and $1.3 million for September 30, 2025 and 2024, respectively.

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

The following table represents our revenues by major categories:

	Three Months Ended		Nine Months Ended
Net sales by type	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
(in thousands)
Equipment	$2,774	$2,509	$9,087	$8,228
Adapter	1,750	2,005	6,044	5,667
Software and Maintenance	869	909	2,385	2,689
Total	$5,393	$5,423	$17,516	$16,584

Share-Based Compensation

All share-based compensation awards are measured based on estimated fair values on the date of grant and recognized as compensation expense on the straight-line method.  Our share-based compensation is reduced for estimated forfeitures at the time of grant and revised as necessary in subsequent periods if actual forfeitures differ from those estimates.

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

On July 4, 2025, the One Big Beautiful Bill Act (“OB3”) was enacted, which includes provisions allowing for the immediate expensing of domestic research and experimental (“R&E”) expenditures under Section 174A, effective for tax years beginning after December 31, 2021. The Company has elected not to accelerate the amortization of unamortized R&E costs incurred in prior years. As a result, no discrete tax adjustment was recorded in Q3 2025, and the Company continues to amortize R&E expenditures over the five-year period as previously required under Section 174. However, the Company will continue to evaluate the impact of OB3 on future periods.

New Accounting Pronouncements – Standards Issued and Not Yet Implemented

In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topics 740): Improvements to Income Tax Disclosures” which expands the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for the Company’s annual periods beginning January 1, 2025, and will apply on a prospective basis starting with the Company’s consolidated financial statements included in the annual report on Form 10-K for the fiscal year ending December 31, 2025. Retrospective application in all prior periods presented is permitted. The Company is currently evaluating the impact that the adoption of ASU 2023-09 will have on its annual income tax disclosures in its consolidated financial statements, however it is not expected to have any impact on the Company’s results of operations, cash flows, or financial condition.

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

Inventories consisted of the following components:

	September 30, 2025	December 31, 2024
(in thousands)
Raw material	$2,958	$3,273
Work-in-process	1,877	1,845
Finished goods	965	1,094
Inventories	$5,800	$6,212

NOTE 3– PROPERTY, PLANT AND EQUIPMENT, NET

Property and equipment consisted of the following components:

	September 30, 2025	December 31, 2024
(in thousands)
Leasehold improvements	$355	$343
Equipment	4,184	3,777
Sales demonstration equipment	1,077	1,031
	5,616	5,151
Less accumulated depreciation	4,691	4,150
Property and equipment, net	$925	$1,001

NOTE 4 – OTHER ACCRUED LIABILITIES

Other accrued liabilities consisted of the following components:

	September 30, 2025	December 31, 2024
(in thousands)
Lease liability - short term	$682	$640
Product warranty	517	350
Sales return reserve	32	32
Other taxes	19	69
Other	90	70
Other accrued liabilities	$1,340	$1,161

The changes in our product warranty liability at September 30, 2025 and year ended December 31, 2024 are as follows:

	September 30, 2025	December 31, 2024
(in thousands)
Liability, beginning balance	$350	$449
Net expenses	529	901
Warranty claims	(529)	(901)
Accrual revisions	167	(99)
Liability, ending balance	$517	$350

NOTE 5 – OPERATING LEASE COMMITMENTS

We have commitments under non-cancellable operating leases and other agreements, primarily for factory and office space, with initial or remaining terms of one year or more as of September 30, 2025, are as follows:

September 30, 2025
(in thousands)
2025 (remaining)	$196
2026	775
2027	694
2028	433
2029	369
Thereafter	-
Total	2,467
Less imputed interest	(206)
Total operating lease liabilities	$2,261

For the largest lease component, the Company has three facilities with our headquarters and primary engineering and operational functions located in Redmond, Washington.  Our two subsidiary facilities in Munich, Germany and Shanghai, China provide extended worldwide sales, service, engineering and operation services.  The components of our lease expense for the three months and nine months ended September 30, 2025, include facility related operating lease costs of $185,000 and $550,000, respectively, and short-term lease costs of $9,800 and $29,000, respectively.  In the prior year, components of our lease expense for the three months and nine months ended September 30, 2024, include facility related operating lease costs of $214,000 and $629,000, respectively, and short-term lease costs of $10,000 and $9,000, respectively. There were no new operating leases during the nine months ended September 30, 2025.

The Redmond, Washington headquarters facility lease runs to October 31, 2029, at approximately 20,460 square feet.  The lease for the facility located in Shanghai, China runs to October 31, 2027, at approximately 19,400 square feet.  The lease for the facility located near Munich, Germany runs to August 2027, at approximately 4,895 square feet.

The following table presents supplemental balance sheet information related to leases as of September 30, 2025, and December 31, 2024:

	September 30, 2025	December 31, 2024
(in thousands)
Right-of-use assets (Long-term other assets)	$2,164	$2,704
Lease liability-short term (Other accrued liabilities)	$682	$640
Lease liability-long term (Operating lease liabilities)	$1,579	$2,064

At September 30, 2025, the weighted average remaining lease term is 3.4 years and the weighted average discount rate used is 5%.

NOTE 6 – OTHER COMMITMENTS

We have purchase obligations for inventory and production costs as well as other obligations such as capital expenditures, service contracts, marketing, and development agreements.  Arrangements are considered purchase obligations if a contract specifies all significant terms, including fixed or minimum quantities to be purchased, a pricing structure and approximate timing of the transaction.  Most arrangements are cancelable without a significant penalty, and with short notice, typically less than 90 days.  As of September 30, 2025, we had confirmed contracts with a commitment of approximately $554,000 to be paid within one year and $480,000 to be paid beyond one year.

NOTE 7 – CONTINGENCIES

As of September 30, 2025, we were not a party to any legal proceedings or aware of any indemnification agreement claims, the adverse outcome of which in management’s opinion, individually or in aggregate, would have a material adverse effect on our results of operations or financial position.

NOTE 8 – INCOME TAXES

Income tax expense for the third quarter of 2025 and 2024 primarily related to foreign and minor state taxes.

The effective tax rate differed from the statutory tax rate primarily due to the effect of valuation allowance, as well as foreign taxes.  We have a valuation allowance of $9.3 million as of September 30, 2025.  As of September 30, 2025 and 2024, our deferred tax assets and valuation allowance have been reduced by approximately $449,000 and $441,000, respectively.  Given the uncertainty created by our loss history, as well as the volatile and uncertain economic outlook for our industry and capital spending, we have limited the recognition of net deferred tax assets including our net operating losses and credit carryforwards and continue to maintain a valuation allowance for the full amount of the net deferred tax asset balance.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
(in thousands except per share data)
Numerator for basic and diluted earnings (loss) per share:
Net income (loss)	$(1,362)	$(307)	$(2,486)	$(1,911)

Denominator for basic earnings (loss) per share:
Weighted-average shares	9,389	9,235	9,308	9,121

Employee stock options and awards	-	-	-	-

Denominator for diluted earnings (loss) per share:
Adjusted weighted-average shares & assumed conversions of stock options	9,389	9,235	9,308	9,121

Basic and diluted earnings (loss) per share:
Basic earnings (loss) per share	$(0.15)	$(0.03)	$(0.27)	$(0.21)
Diluted earnings (loss) per share	$(0.15)	$(0.03)	$(0.27)	$(0.21)

The weighted average number of shares outstanding used to compute earnings (loss) per share included the following:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024

Restricted Stock Units	46,217	10,214	67,211	71,265
Performance Stock Units	17,726	7,312	18,554	9,222
Stock Options	-	-	-	151

Options to purchase 200,000 and 34,398 shares were outstanding as of September 30, 2025 and 2024, respectively, but were excluded from the computation of diluted earnings per share for the periods then ended because the options were anti-dilutive.

NOTE 10 – SHARE-BASED COMPENSATION

For share-based awards granted, we have recognized compensation expense based on the estimated grant date fair value method.  For these awards we have recognized compensation expense using a straight-line amortization method and reduced for estimated forfeitures.

The impact on our results of operations of recording share-based compensation, net of forfeitures, for the three and nine months ended September 30, 2025 and 2024, were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
(in thousands)
Cost of goods sold	$18	$26	$80	$86
Research and development	27	69	140	215
Selling, general and administrative	70	209	319	666
Total share-based compensation	$115	$304	$539	$967

Equity awards granted during the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024

Restricted Stock Units	100,000	2,500	196,472	234,150
Performance Stock Units	-	-	-	119,000
Stock Option Units	-	200,000	-	200,000

Employee Restricted Stock Units (“RSUs”) typically vest annually over three or four years and employee Non-Qualified stock options typically vest quarterly over four years and have a six-year exercise period. Non-employee director RSUs typically vest over the earlier of one year or the next annual meeting of shareholders and Non-Qualified stock options vest over three years and have a six-year exercise period.

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

The remaining unamortized expected future share-based compensation expense and remaining amortization period associated with award grants of RSUs, PSUs and unvested options at September 30, 2025 and 2024 are:

	September 30, 2025	September 30, 2024

Unamortized future share-based compensation expense (in thousands)	$1,060	$2,401
Remaining weighted average amortization period (in years)	2.09	2.24

NOTE 11 – SEGMENT INFORMATION

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

Our Chief Operating Decision Maker (“CODM”) is the President/Chief Executive Officer who reviews the company’s financial performance on a consolidated basis without distinguishing between different business lines or geographic areas for the purpose of making operating decisions, allocating resources and evaluating financial performance.  Financial performance is assessed using operating results, actual net income vs. plan, balance sheet fluctuations, and other key performance indicators.  Significant single segment expense categories that are provided to the CODM and included in the reported segment operating profits are outlined in the following table:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net sales	$5,393	$5,423	$17,516	$16,584
Cost of goods sold	2,659	2,499	8,634	7,684
Gross margin	2,734	2,924	8,882	8,900
Operating Expenses:
Employee expenses	2,250	2,328	6,897	7,075
Customer acquisition costs	327	249	860	955
Professional and outside services	859	483	1,970	1,465
Occupancy costs	239	203	701	581
Depreciation & amortization	137	131	369	418
Other expense (income)	315	(145)	698	157
Total operating expenses	4,127	3,249	11,495	10,651
Operating income (loss)	($1,393)	($325)	($2,613)	($1,751)

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

OVERVIEW

Data I/O continued to make progress in key operational areas during the third quarter, despite a challenging global economic environment. The third quarter represents a continuation in proving the growth and market expansion strategies being implemented over the past several months.  At the same time, efficiency improvements and streamlining operations resulted in a lower cost basis for manufacturing and overhead. We are focused on improvements to our core programming platform and received several industry awards for our innovative new products.

Our customers’ end markets have seen some weakening of demand which has affected sell-through of microcontrollers, security ICs and memory devices, which we believe has been partially offset by customers’ increased utilization of their existing systems. The net effect has been some greater need for engineering and maintenance services but also some lumpiness in demand for consumable adapters.  Overall demand for capital equipment continued to be negatively impacted by global trade and tariff negotiations throughout most of the third quarter. However, the Company’s ongoing supply chain planning and other actions have helped mitigate the impact of new tariffs, trade and inflationary pressures, including shifting material sourcing and product manufacturing.

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

Significant operational and product progress has been made in a short period of time against a backdrop of significant economic and cross-border trade uncertainty. We remain cautious given the near-term headwinds, as this has created additional strain on the global economy, affected customers’ end markets, and stalled capital investments. We remain focused on setting the business up for sustainable growth by driving innovation, enhancing our products and improving our value proposition.

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

There have been no changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates discussed in the Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on April 1, 2025, as described in Note 1. Description of Business and Summary of Significant Accounting Policies to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS:

NET SALES

	Three Months Ended			Nine Months Ended
Net sales by product line	September 30, 2025	Change	September 30, 2024	September 30, 2025	Change	September 30, 2024
(in thousands)
Automated programming systems	$3,431	(14.5)%	$4,012	$11,092	(13.6)%	$12,844
Non-automated programming systems	1,962	39.1%	1,411	6,424	71.8%	3,740
Total programming systems	$5,393	(0.6)%	$5,423	$17,516	5.6%	$16,584

	Three Months Ended			Nine Months Ended
Net sales by location	September 30, 2025	Change	September 30, 2024	September 30, 2025	Change	September 30, 2024
(in thousands)
United States	$7	(98.2)%	$388	$1,047	(12.8)%	$1,201
% of total	0.1%		7.2%	6.0%		7.2%

International	$5,386	7.0%	$5,035	$16,469	7.1%	$15,383
% of total	99.9%		92.8%	94.0%		92.8%

	Three Months Ended			Nine Months Ended
Net sales by type	September 30, 2025	Change	September 30, 2024	September 30, 2025	Change	September 30, 2024
(in thousands)
Equipment sales	$2,774	10.6%	$2,509	$9,087	10.4%	$8,228
Adapter sales	1,750	(12.7)%	2,005	6,044	6.7%	5,667
Software and maintenance	869	(4.4)%	909	2,385	(11.3)%	2,689
Total	$5,393	(0.6)%	$5,423	$17,516	5.6%	$16,584

Net sales in the third quarter of 2025 were $5.4 million, compared with $5.4 million in the prior year period and $5.9 million in the second quarter of 2025.  Overall demand for capital equipment continued to be negatively impacted by ongoing global trade and tariff negotiations throughout most of the third quarter of 2025.  Sales rhythms were also disrupted somewhat by the ransomware incident experienced by the Company in August; however, management believes this impacted timing rather than volume of sales. Net sales of consumable adapters and services revenue represented 49% of total revenue and provide a stable base of re-occurring revenue.

Total equipment sales in the third quarter of 2025 were 51% of revenues, adapter sales were 32% and software and maintenance revenues were 17% of revenues compared with 46% and 37% and 17% respectively in the third quarter of 2024. For 2025 year to date, equipment sales were 52% of revenues, adapter sales were 35% and software and maintenance revenues were 13% of revenues compared with 2024 year to date sales of 50% and 34% and 16% respectively.  On a geographic basis, international sales represented approximately 99% of total net sales for the third quarter of 2025 compared with 93% in the prior year period.

Bookings increased in the latter half of the third quarter as customers had been delaying purchase decisions amid ongoing global trade and tariff concerns and as sales processes disrupted by the ransomware incident resumed.  Third quarter 2025 bookings were $5.1 million, down from $5.8 million in the second quarter 2025 and up from $4.7 million in the third quarter 2024.  Automotive electronics, a core market vertical in the third quarter of 2025, was 65% of third quarter 2025 bookings.

Backlog at September 30, 2025, was $2.7 million, down from $2.8 million at the end of the prior quarter.

Deferred revenue was $1.4 million on September 30, 2025, up from $1.3 million on June 30, 2025.

GROSS MARGIN

	Three Months Ended			Nine Months Ended
	September 30, 2025	Change	September 30, 2024	September 30, 2025	Change	September 30, 2024
(in thousands)
Gross margin	$2,734	(6.5)%	$2,924	$8,882	(0.2)%	$8,900
Percentage of net sales	50.7%		53.9%	50.7%		53.7%

Gross margin as a percentage of sales in the third quarter of 2025 was 50.7% as compared to 53.9% in the same period last year and 49.8% in the second quarter of 2025.  Margins recovered sequentially as the second quarter’s lower margin product mix and configuration of automated systems driven by a large customer order passed through the system. Direct material costs remained steady and consistent with prior periods. Ongoing supply chain planning and other actions have been mitigating the impact of new tariffs, trade and inflationary pressures, including shifting material sourcing and product manufacturing.

RESEARCH AND DEVELOPMENT

	Three Months Ended			Nine Months Ended
	September 30, 2025	Change	September 30, 2024	September 30, 2025	Change	September 30, 2024
(in thousands)
Research and development	$1,709	10.7%	$1,544	$4,886	7.6%	$4,539
Percentage of net sales	31.7%		28.5%	27.9%		27.4%

Research and development (“R&D”) expenses increased in the third quarter of 2025 as compared to the same period in 2024.  The increase is due to transition to new R&D programs, increased investment in the Company’s core platform, and the associated changes in project and outside services spending.

SELLING, GENERAL AND ADMINISTRATIVE

	Three Months Ended			Nine Months Ended
	September 30, 2025	Change	September 30, 2024	September 30, 2025	Change	September 30, 2024
(in thousands)
Selling, general &
administrative	$2,418	41.8%	$1,705	$6,609	8.1%	$6,112
Percentage of net sales	44.8%		31.4%	37.7%		36.9%

Selling, General and Administrative (“SG&A”) expenses were higher in the third quarter of 2025 as compared to the same period in 2024.  The third quarter spending increase includes higher compensation expenses and leadership and other human resource transition requirements that continued through September 30, 2025. In addition, there were significant expenses associated with the remediation of and recovery from the August ransomware incident.  Continued efficiency improvements and cost reduction efforts remain a focus.

SHARE BASED COMPENSATION

	Three Months Ended			Nine Months Ended
	September 30, 2025	Change	September 30, 2024	September 30, 2025	Change	September 30, 2024
(in thousands)

Share-based compensation	$115	(62.2)%	$304	$539	(44.3)%	$967

Third quarter 2025 shared-based compensation of $115,000 was $189,000 lower compared to the prior year period due to staff reductions and retirements since the fourth quarter of 2024.

INTEREST

	Three Months Ended			Nine Months Ended
	September 30, 2025	Change	September 30, 2024	September 30, 2025	Change	September 30, 2024
(in thousands)
Interest income	$34	(52.1)%	$71	$107	(52.2)%	$224

Interest income was lower in the third quarter of 2025 compared to the same period in 2024 due to lower interest rates and invested balances.

INCOME TAXES

	Three Months Ended			Nine Months Ended
	September 30, 2025	Change	September 30, 2024	September 30, 2025	Change	September 30, 2024
(in thousands)
Income tax benefit (expense)	-	-	-	$(2)	(99.5)%	($393)

The effective tax rate differed from the statutory tax rate primarily due to the effect of valuation allowances, as well as foreign taxes.  We have a valuation allowance of $9.3 million as of September 30, 2025.  As of September 30, 2025 and 2024, our deferred tax assets and valuation allowance have been reduced by approximately $449,000 and $441,000, respectively.  Given the uncertainty created by our loss history, as well as the volatile and uncertain economic outlook for our industry and capital spending, we have limited the recognition of net deferred tax assets including our net operating losses and credit carryforwards and continue to maintain a valuation allowance for the full amount of the net deferred tax asset balance.

Financial Condition

LIQUIDITY AND CAPITAL RESOURCES

	September 30, 2025	Change	December 31, 2024
(in thousands)
Working capital	$14,422	($1,663)	$16,085

At September 30, 2025, our principal sources of liquidity consisted of existing cash and cash equivalents.  Cash at $9.7 million decreased $662,000 from December 31, 2024, primarily due to one-time expenses and investments in the third quarter, partially offset by an otherwise improved cost structure, lower inventory levels, and currency effects on overseas cash balances. Correspondingly, working capital of approximately $14.4 million on September 30, 2025, was down $1.6 million as compared to December 31, 2024, and roughly $1.2 million from quarter ending June 30, 2025.  The Company continues to have no debt.

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

NON-GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP) FINANCIAL MEASURES

Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) was ($1,263,000) in the third quarter of 2025 compared to ($267,000) in the third quarter of 2024.  Adjusted EBITDA, excluding share-based compensation (a non-cash item), was ($1,148,000) in the third quarter of 2025, compared to $37,000 in the second quarter of 2025 and $37,000 in the third quarter of 2024.

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

NON-GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP) FINANCIAL MEASURE RECONCILIATION

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
(in thousands)
Net Income (loss)	$(1,362)	$(307)	$(2,486)	$(1,911)
Interest (income)	(34)	(71)	(107)	(224)
Income tax expense	-	-	2	394
Depreciation and amortization	133	111	369	450
EBITDA	(1,263)	(267)	(2,222)	(1,291)

Share-based compensation	115	304	539	967

Adjusted EBITDA, excluding share-based compensation	$(1,148)	$37	$(1,683)	$(324)

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this report (the “Evaluation Date”). Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the CEO and CFO concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective due to a material weakness in our internal control over financial reporting.

As previously disclosed, management identified a material weakness in our internal control over financial reporting as of December 31, 2024. The material weakness related to user access and segregation of duties within certain information technology systems that support the Company’s financial reporting process.

Since that time, the Company has implemented a series of remediation actions to strengthen our control environment. These actions include enhancements to system access controls, improved segregation of duties, and expanded monitoring and review procedures. Management believes these actions have substantially addressed the conditions that gave rise to the 2024 issue and have reduced the associated risk of material misstatement.

We are currently in the process of testing the operating effectiveness of the enhanced controls as part of our ongoing internal control assessment activities. Management expects to complete its evaluation as part of the 2025 annual assessment. The Audit Committee and management will continue to monitor the progress and effectiveness of these efforts to ensure the continued improvement of the Company’s overall control environment.  A material weakness will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and Management concludes, through testing, that these controls are operating effectively.

Notwithstanding the previously identified material weakness, management believes that the Company’s consolidated financial statements included in this Form 10-Q present fairly, in all material respects, the Company’s financial position and results of operations for the period ended September 30, 2025.

CHANGES IN INTERNAL CONTROLS

During the period covered by this report, the Company continued to implement remediation activities related to the material weakness in internal control over financial reporting previously identified as of December 31, 2024. These activities included enhancements to user access controls, segregation of duties, and related monitoring procedures. Other than these ongoing remediation efforts, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The Company’s internal control framework continues to be based on the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Integrated Framework (2013).

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.  As of September 30, 2025, we were not a party to any material pending legal proceedings.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.  There are no material changes to the Risk Factors described in our Annual Report except as set forth below.

At Data I/O, our customers and suppliers continue to increase reliance on systems, and as additional features are added, the risks also increase. Any significant disruptions to our global systems or the internet for any reason, which could include equipment or network failures; co-location facility failures; power outages; sabotage; employee error or other actions; cyber incidents or other security breaches; reliance on third party technology; geo-political activity or natural disasters; all of which could have a material negative effect on our results. In August 2025, we were the subject of a targeted cyber incident. Upon discovering the incident, we shut down most of our operating systems globally to manage the safety of our overall global systems environment. This shutdown and any such future events may result in loss of revenue; business disruptions (such as the inability to timely process shipments); and significant remediation costs. This cyber incident, or any future cyber incident could also result in increased vulnerability to attempts of fraud, legal claims and proceedings including potential breach of contract claims, reporting delays or errors; interference with regulatory reporting; an increase in costs to protect our systems and technology; or damage to our reputation.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

(a)	None
(b)	None
(c)

During the quarterly period ended September 30, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement, and/or any non-Rule 10b5-1 trading arrangement (as such terms are defined pursuant to Item 408(a) of Regulation S-K).

Item 6. Exhibits

(a)	Exhibits

10	Material Contracts:

10.39	Executive Employment Agreement with Charles DiBona (Incorporated by reference to Form 8-K filed on August 12, 2025 as amended on August 14, 2025)

31	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002:

31.1	Chief Executive Officer Certification

31.2	Chief Financial Officer Certification

32	Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002:

32.1	Chief Executive Officer Certification

32.2	Chief Financial Officer Certification

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:   November 12, 2025

DATA I/O CORPORATION

(REGISTRANT)

By: /s/William Wentworth

William Wentworth

President and Chief Executive Officer

(Principal Executive Officer and Duly Authorized Officer)

By: /s/Charles DiBona

Charles DiBona

Chief Financial Officer,

Secretary and Treasurer

(Principal Financial Officer and Duly Authorized Officer)

