Form 10-K
period 2025-12-31
DATA I/O CORP
filed 2026-04-16
CIK 351998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. ☐

Accelerated filer	☐	Large accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b) ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

Aggregate market value of voting and non-voting common equity held by non-affiliates on the registrant as of June 30, 2025: $26,901,555

Shares of Common Stock, no par value, outstanding as of April 14, 2026: 9,394,422

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to the annual meeting of shareholders to be held on June 11, 2026 are incorporated by reference into Part III hereof.

DATA I/O CORPORATION

FORM 10-K

For the Fiscal Year Ended December 31, 2025

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

General

Data I/O Corporation (“Data I/O”, “We”, “Our”, “Us”) is a global market leader for advanced programming, security deployment, security provisioning and associated Intellectual Property (“IP”) protection and management solutions used in electronics manufacturing with flash memory, microcontrollers, and flash memory-based intelligent devices as well as secure element devices, authentication devices and secure microcontrollers. We collectively refer to IP protection, security provisioning of devices, provisioning of security into devices, and related services such as cloud onboarding and device and provisioning documentation management as “security deployment”. Data I/O designs, manufactures and sells programming and security deployment systems and services for electronic device manufacturers, specifically targeting high-growth areas such as high-volume users of flash memory and flash memory-based microcontrollers.

Our mission is to bring the world’s electronic devices to life. Programmable devices are used in products such as automobile electronics, smartphones, HDTVs, smart meters, gaming systems and a broad category called Internet of Things (“IoT”). Our solutions, some of which include security deployment and process control capabilities, enable us to address the demanding requirements of the electronic device market, where applications security and IP protection are essential to our customer’s success.

Data I/O was incorporated in the State of Washington in 1969 and its business was founded in 1972. Our website address is www.dataio.com.

Major Impacts on 2025

The year ended December 31, 2025 was defined by the Company’s strategic transformation, directed by President and CEO William Wentworth, who assumed the role in the fourth quarter of 2024. The Company’s strategic plan was designed around six priorities: modernizing our go-to-market strategy, investing in our core technology platform, strengthening customer relationships, optimizing business operations and IT infrastructure, improving operational processes, and deploying artificial intelligence across the organization. As we enter 2026, management believes the transformation is approximately one year ahead of the original execution timeline projected by management and that the Company believes it is well positioned to return to revenue growth and a path to positive operating cash flow.

A central element of the strategy was the rapid refresh of the Company’s core technology platform, initiated and completed through the course of 2025.  The Company launched the next-generation LumenX2 programming platform and LumenX2-M4 manual programmer at the productronica 2025 tradeshow in Munich, Germany in November 2025. The LumenX2 platform, with higher pin counts and increased power, significantly expands the breadth of device technologies supported on the LumenX architecture, including microcontrollers, eMMC, UFS, SPI NOR flash, Secure Elements, and other device types. The LumenX2-M4 features VerifyBoost technology delivering verify speeds of up to 750 megabytes per second. The LumenX2 platform received the 2025 Global Technology Award in the Programming category, and the refreshed LumenX-M8 manual programmer received both the 2025 Mexico Technology Award and the 2025 Step-by-Step Excellence Award. These products support the Company’s Unified Programming Platform strategy, which provides a single, scalable programming architecture from design and new product introduction through high-volume production, creating a seamless transition across the preprogrammed parts supply chain.

With the updated programming platform, the Company has turned its attention to broadening and stabilizing its business model. Historically, Data I/O’s revenues have been overwhelmingly tied to capital expenditure cycles in programming equipment, making the business highly cyclical and dependent on customers’ capacity expansion decisions. The Company is now focusing its efforts on progressing toward a more balanced revenue model that incorporates recurring services and consumables revenues, including adapter sales, software services, and programming-at-test service offerings. For the full year, consumable adapters and services revenue represented approximately 58% of total revenue, helping to moderate the impact of continued softness in capital equipment demand. This diversification is expected to continue as the Company expands its addressable market from traditional programming capex into the broader data provisioning ecosystem.

During 2025, the Company underwent a significant transition in its financial leadership. Gerald Ng, who had served as Vice President, Chief Financial Officer, Secretary and Treasurer since August 2023, departed the Company in July 2025. Todd Henne served as interim CFO during the transition period. Effective August 11, 2025, the Company appointed Charles DiBona as Vice President of Finance, and as an Executive Officer of the Company and the Company’s Vice President, Chief Financial Officer, Secretary and Treasurer, effective August 15, 2025. Mr. DiBona brings extensive experience in financial leadership across public and private companies, including prior roles at Microsoft Corporation, Unify Square, Inc., and LabVantage Solutions, Inc. The leadership transition was part of a broader deliberate strengthening of the executive suite to ensure the Company has the right team in place to execute its growth strategy.

On August 16, 2025, the Company experienced a ransomware incident affecting certain internal IT systems. Upon discovery, the Company promptly activated its response protocols, secured its global IT systems and implemented containment measures, including proactively taking certain platforms offline. The Company engaged leading cybersecurity experts to support system recovery and conduct a comprehensive investigation. It was determined that the attack was not specifically targeted at Data I/O but originated through a vulnerability in a commercially available third-party firewall service provider. By September 2025, the incident had been completely contained and remediated, all global systems were restored, and the Company does not believe it has any remaining risk exposure from the incident. The remediation and associated professional fees resulted in approximately $388,000 of one-time costs, primarily recorded in the third quarter of 2025. As an outcome of the incident, the Company’s IT systems and cybersecurity posture were strengthened, with improved corporate processes and enhanced security infrastructure.

In the latter part of 2025, the Company began the implementation process of a new enterprise resource planning (“ERP”) system, Acumatica, to replace the legacy IFS system. This initiative is part of the broader effort to optimize business operations and IT infrastructure. The Company is leveraging AI-driven tools to accelerate traditionally time-consuming aspects of the ERP implementation, including chart of accounts mapping, data migration planning, and intercompany policy documentation. The ERP transition is expected to improve operational efficiency, enhance financial reporting capabilities, and support the Company’s growth objectives. The Acumatica implementation project remains on schedule with a target switchover date of July 1, 2026.

Geopolitical, economic and trade uncertainties continued to impact the Company’s markets in 2025. Tariff policies affecting goods manufactured in the United States and China created additional cost pressures and business uncertainty for the Company and its customers. As a company that produces products in both the United States and China and sells into global markets, the evolving tariff environment required ongoing evaluation of manufacturing strategies, supply chain resilience, and pricing. Some customers continued to shift production locations in response to trade tensions, affecting demand patterns. The Company’s dual-sourced manufacturing strategy in Redmond, Washington and Shanghai, China provides flexibility to navigate these challenges and optimize tariff exposure and to support customers to the extent they shift manufacturing to the Americas. While oil price increases and conflicts in the Middle East have limited direct effect on our input factors, their broader impacts on general price levels and economic activity could affect our customers and end markets as well as our material, labor, and shipping costs.

The broader semiconductor market has experienced a multi-year cyclical downturn continuing into 2025, with notable softness in automotive electronics, historically the Company’s largest end market, as a reassessment of electric vehicle capacity and manufacturing plans affecting customer ordering patterns. Automotive electronics represented approximately 64% of 2025 bookings, compared to 59% in 2024. Demand for capital equipment was further impacted by a reallocation of technology spending, with AI and AI datacenter-related investments taking priority. In response, the Company has shifted its strategic focus to diversify its market reach, expanding into the broader data provisioning market and positioning to capitalize on the emerging buildout of Edge AI. The shift toward servicing the overall data provisioning market represents a significantly larger opportunity than the traditional programming equipment market. Early evidence of customer alignment and interest in this expanded value proposition was encouraging in the fourth quarter 2025 and into early 2026.

During 2025, the Company deployed artificial intelligence internally across all functional departments to accelerate operations and reduce costs. AI-enabled efficiencies contributed to a 7% reduction in normalized operating expense run-rate, from an annualized $26.7 million at the time of the CEO transition in November 2024 to $24.8 million by year end 2025, with plans for at least an additional $1 million of annual run rate savings within the first half of 2026. AI tools were applied to software engineering to accelerate programming algorithm development and device support, ERP implementation planning and data migration, customer support processes, legal documentation, and internal business operations. These capabilities enabled the Company to accomplish its transformation objectives faster than originally planned.

Additionally, in January 2026, the Company filed a shelf registration statement on Form S-3 providing the ability to issue up to $20 million dollars of equity securities, providing financial flexibility for potential strategic initiatives, including acquisitions aligned with the Company’s growth strategy. The Company also engaged a leading boutique middle-market investment bank during 2025 to support inorganic growth initiatives.

Subsequent to year end, in February 2026, the Company announced a collaboration with IAR, a leader in embedded development tools and security solutions, to combine IAR’s security expertise with Data I/O’s provisioning expertise to create a frictionless solution that reduces the complexity that exists with current device provisioning approaches. This collaboration is intended to simplify the process of securely programming and provisioning devices across global manufacturing supply chains.

Industry Background

Data I/O enables companies to improve productivity, increase supply-chain security and reduce costs by providing device data programming and security deployment solutions that allow our customers to take IP (large design and data files) and protect and program it into memory, microcontroller, security and logic devices quickly and cost-effectively. We also provide services related to hardware support, system and repair, and device programming. Companies that design and manufacture products utilizing programmable electronic devices, ranging from automobiles to industrial controls to edge AI, purchase programming solutions from us. Trends of increasing device densities, shrinking device packages, increased demands for security, and customers increasing their software content file sizes, combined with the increasing numbers of intelligent devices such as automotive electronics and IoT applications, are driving demand for our solutions.

Geopolitical, economic and trade uncertainties continued to impact the Company’s markets in 2025. Tariff policies created additional cost pressures and business uncertainty in the market with some players shifting production locations in response to trade tensions and thereby affecting demand patterns.

In line with the multi-year cyclical downturn in the broader semiconductor market, automotive electronics, historically the Company’s largest end market, has exhibited notable weakness continuing into 2025 as a reassessment of electric vehicle capacity and manufacturing plans affected customer ordering patterns. Automotive electronics represented approximately 64% of 2025 bookings, compared to 59% in 2024. More generally, overall capital equipment spending has seen a reallocation of technology spending towards AI and AI datacenter-related investments. Responding to and taking advantage of these long-term trends, the Company has shifted its strategic focus towards expanding into the greater data provisioning market and positioning to capitalize on the nascent buildout of Edge AI. Semiconductors in general, but especially within the emerging Edge AI sector, have exhibited an increasing need for security provisioning.

The data provisioning market has also continued to diversify such that adjacent segments such as programming services and programming at test now exceed the company’s traditional market segment of capital equipment.

Products

To accommodate the expanding variety and quantities of programmable devices being manufactured today, we offer multiple solutions for the numerous types of device mix and volume usage by our customers in the various market segments and applications. We work closely with leading manufacturers of programmable devices to develop our products to meet the requirements of a particular device and invested in 2025 in updating our programming platform to meet customers’ evolving needs.

The Company launched the next-generation LumenX2 programming platform and LumenX2-M4 manual programmer at the productronica 2025 tradeshow in Munich, Germany in November 2025. The LumenX2 platform, with higher pin counts and increased power, significantly expands the breadth of device technologies supported on the LumenX architecture, including microcontrollers, eMMC, UFS, SPI NOR flash, Secure Elements, and other device types. The LumenX2-M4 features VerifyBoost technology delivering verify speeds of up to 750 megabytes per second. The platform received the 2025 Global Technology Award in the Programming category, and the refreshed LumenX-M8 manual programmer received both the 2025 Mexico Technology Award and the 2025 Step-by-Step Excellence Award. These products support the Company’s Unified Programming Platform strategy, which provides a single, scalable programming architecture from design and new product introduction through high-volume production, creating a seamless transition across the preprogrammed parts supply chain.

Our automated systems have list selling prices ranging from approximately $150,000 to $210,000 and our manual systems have list selling prices ranging from approximately $8,000 to $11,000.

Sales Percentage of Total Sales Breakdown by Type

Sales Type	2025	2024	Drivers
Platform Sales	42%	51%	Capacity, Process improvement, Technology
Adapter Sales	37%	33%	Capacity utilization, New customer products
Software and Maintenance Sales	21%	16%	Installed base, Added capabilities
Total	100%	100%

The table below presents our main products and the key features that benefit our customers:

Products	Key Features	Customer Benefits
PSV Systems: Off-line (Automated)

• Fast program and verify speeds

• Up to 112 programming sites

• Up to 2000 devices per hour throughput

• UFS Support

• Supports LumenX and FlashCORE III programmers

• Supports multiple media types

• Supports quality options – fiber laser marking, ink dot marking, 2D inspection, 3D coplanarity

• ConneX Service Software enables connected factory integration and automation and system monitoring dashboards

• Managed and secure programming

• High throughput for high-density flash memory programming

• Flexible I/O options (tray, tape, tube), marking/labeling and vision for coplanarity inspection

• Scalable solutions for low to high-volume manufacturing

• Access to system data for connected factory and traceability

Lumen®X Programmer (Non-automated)

• Extensible architecture for fast programming, verify and download speeds

• Supports UFS memory, microcontrollers, serial flash, secure elements and other device types

• Large file size support

• Secure job creation

• Four or eight sockets configuration with tool-less changeover with single-socket adapters

• Managed and secure programming

• Fast setup and job changeover

• Highest yield and low total cost of programming

• High performance

• Create and validate designs before moving down the firmware supply chain

FlashPAK III programmer: (Non-automated)	• Scalability • Network control via Ethernet • Stand-alone operation or PC compatible • Parallel programming • Four sockets • Universal device support	• Create and validate designs before moving down the firmware supply chain • Unmatched ease of use in manual production systems

Customers/Markets

We sell our solutions to customers worldwide, many of whom are world-class manufacturers of electronic devices used in a broad range of industries.

	OEMs		EMS	Programming Centers
	Automotive Electronics	IoT, Industrial, Consumer Electronics	Contract Manufacturers
Notable end customers	Borg Warner, Bosch, Alps Alpine, Visteon, Kostal, JVCKenwood, Harman, Hitachi, Denso Ten, Continental, Aptiv Panasonic, Magna, Marelli, Tesla, Desay, BYD	LG, TCL, Siemens, Danfoss, Philips, Schneider, Endress+Hauser, Insta, Sony, UTEC	Pegatron, Flex, Jabil, Wistron, Sanmina SCI, Foxconn, Salcomp, Calcomp, Plexus	Arrow, Avnet, BTV, CPS, Semitron, NOA Leading
Business drivers	Infotainment, Advanced Driver Assist (ADAS), electrification, connectivity, and security	Higher functionality driven by increasing electronic content. Shift from analog to connected intelligent devices, security. Initial buildout of Edge AI impacting investment decisions.	Production contract wins	Value-added services, logistics, security
Programming equipment drivers	Growing electronic content, global support, resilient supply chains, new product rollouts, growing file sizes, quality control, traceability, and security	Growing electronic content and need for IP protection. Process improvement and simplification as well as new product rollouts, memory and new technology security	New contracts from OEMs, programming solutions specified by OEMs	Large algorithm device support library, contract wins, capacity utilization of their installed base of equipment, small parts handling, security
Buying criteria	Quality, throughput, reliability, configuration control, traceability, global support, IP protection, security	Quality, reliability, configuration control, traceability, global support, IP protection, security	Lowest equipment procurement cost, throughput, global support	Flexibility, lowest lifecycle cost per programmed part, low changeover time; use of multiple vendors provides negotiating leverage, device support availability
Security Deployment	End-customer focus	End-customer focus	End-customer and partner focus	Partner focus of our SentriX deployments

Our solutions address the data programming and security deployment needs of programmable semiconductors (flash memory, microcontrollers and secure elements) at high volumes, with security, quality and traceability requirements. We provide our programming solutions in the factory and through service, programming centers and programming at test to support our customers’ manufacturing requirements.

Our device programming solutions currently target two high volume growing markets: automotive electronics and IoT, including industrial, consumer electronics and wireless.

Growth drivers for automotive electronics

•	Consumers desire advanced car features requiring higher levels of sophistication, including autonomous vehicle capabilities and safety assistance.
•	Proliferation of programmable microcontrollers to support the next-generation electronic car systems.
•	Increasing use of high-density flash to provide memory for advanced applications.
•	Increasing complexity to support autonomous vehicles.
•	Increasing need for security solutions for a secure supply chain and lifecycle firmware integrity.
•	Growing software size.

Growth drivers for IoT, including industrial, consumer electronics and wireless

•	Securely controlling groups of connected devices through a secure supply chain and lifecycle firmware integrity.
•	Adding intelligence and processing into devices.
•	Connecting previously unconnected devices to networks and the internet (such as smart home, including security, appliances, wearables and other devices).
•	Emergence of new devices and applications (such as health and wellness wearable devices and applications).

Diversification of net sales and accounts receivable

During 2025, we sold products to approximately 170 customers throughout the world.

The following represented greater than 10% of net sales for the applicable year:

Percentage of Net Sales	2025	2024	2023
Number of customers	3	2	2
Approximate percentage of net sales	41%	34%	24%
Percentage of Customer 1	18%	19%	13%
Percentage of Customer 2	12%	15%	11%
Percentage of Customer 3	11%	-	-

The following represented greater than 10% of our accounts receivable:

Percentage of Accounts Receivable	2025	2024	2023
Number of customers	3	2	3
Approximate percentage of AR balance	49%	43%	47%
Percentage of Customer 1	19%	30%	18%
Percentage of Customer 2	16%	13%	16%
Percentage of Customer 3	14%	-	13%

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

U.S. Sales

We market our products throughout the U.S. using a variety of sales channels, including our own field sales management personnel, independent sales representatives and direct sales.  Our U.S. independent sales representatives obtain orders on an agency basis, with shipments made directly to the customer by us.  Net sales in the U.S. for 2025, 2024 and 2023 were (in millions) $1.3, $1.4, and $2.8, respectively.  Some of our customers’ orders delivered internationally are heavily influenced by U.S. sales-based efforts.

International Sales

International sales represented approximately 94%, 94%, and 90% of net sales in 2025, 2024 and 2023, respectively.  We make foreign sales through our wholly-owned subsidiaries in Germany and China, as well as through independent distributors and sales representatives operating in 39 countries.  Our independent foreign distributors purchase our products for resale and we generally recognize the sale at the time of shipment to the distributor.  As with U.S. sales representatives, sales made by international sales representatives are on an agency basis, with sales made directly to the customer by us.

Net international sales for 2025, 2024 and 2023 were (in millions) $20.2, $20.4, and $25.3, respectively.  We determine international sales by the international geographic destination into which the products are sold and delivered and include not only sales by foreign subsidiaries but also export sales from the U.S. to our foreign distributors and to our representatives’ customers.  International sales do not include transfers between Data I/O and our foreign subsidiaries.  Export sales are subject to U.S. Department of Commerce regulations.  We have not, however, experienced difficulties to date as a result of these requirements.  Our products typically do not require export licenses.  We have not made sales to Iran or any Iranian governmental entities or any other blacklisted companies or countries.

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

While we are not aware of any published industry market reports covering the programming systems or security deployment market, according to our internal analysis of competitors’ revenues, we believe we continue to be one of the largest suppliers in the programming systems market.

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

Our backlog of pending orders was approximately (in millions) $1.6, $3.5, and $2.8 as of December 31, 2025, 2024 and 2023, respectively.  The size of backlog at any date is not necessarily a meaningful indicator of the trend of our business.

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

During 2025, the Company’s R&D efforts focused on the development and launch of the next-generation LumenX2 programming platform and LumenX2-M4 manual programmer, which were introduced at the productronica 2025 tradeshow in November 2025. The LumenX2 programming platform, with higher pin counts and increased power, significantly expands the breadth of device technologies supported, including microcontrollers, eMMC, UFS, SPI NOR flash, Secure Elements, and other device types. The R&D team has begun the systematic integration of artificial intelligence tools to accelerate programming algorithm development and device support.

During 2025, 2024 and 2023, we made expenditures for research and development of (in millions) $6.5, $6.2 and $6.5, respectively, representing 30%, 29% and 23% of net sales, respectively.  Research and development costs are generally expensed as incurred.

Finance and Administration

The Company began the implementation process of a new enterprise resource planning system, Acumatica, to replace the legacy IFS system. This initiative is part of the broader effort to optimize business operations and IT infrastructure. The Company is leveraging AI-driven tools to accelerate traditionally time-consuming aspects of the ERP implementation, including chart of accounts mapping, data migration planning, and intercompany policy documentation. The ERP transition is expected to improve operational efficiency, enhance financial reporting capabilities, and support the Company’s growth objectives. The Acumatica implementation project remains on schedule with a target switchover date of July 1, 2026.

During 2025, the Company deployed artificial intelligence internally across all functional departments to accelerate operations and reduce costs. AI tools were applied to software engineering to accelerate programming algorithm development and device support, ERP implementation planning and data migration, customer support processes, legal documentation, and internal business operations. These capabilities enabled the Company to accomplish its transformation objectives faster than originally planned.

On August 16, 2025, the Company experienced a ransomware incident affecting certain internal IT systems. Upon discovery, the Company promptly activated its response protocols, secured its global IT systems and implemented containment measures, including proactively taking certain platforms offline. The Company engaged leading cybersecurity experts to support system recovery and conduct a comprehensive investigation. It was determined that the attack was not specifically targeted at Data I/O but originated through a vulnerability in a commercially available third-party firewall service provider. By September 2025, the incident had been completely contained and remediated, all global systems were restored, and the Company does not believe it has any remaining risk exposure from the incident. The remediation and associated professional fees resulted in approximately $388,000 of one-time costs, primarily recorded in the third quarter. As an outcome of the incident, the Company’s IT systems and cybersecurity posture were strengthened, with improved corporate processes and enhanced security infrastructure.

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

Because of the rapidly changing technology in the semiconductor, electronic equipment and software industries, portions of our products might infringe upon existing patents or copyrights, and we may be required to obtain licenses or discontinue the use of infringing technology.  We believe that any exposure we may have regarding possible infringement claims is a reasonable business risk similar to that assumed by other companies in the electronic equipment and software industries.  However, any claim of infringement, with or without merit, could be costly and a diversion of management’s attention, and be an adverse determination could adversely affect our reputation, potentially preclude us from offering certain products, and subject us to substantial liability.  As of December 31, 2025, we were not subject to any pending actions regarding infringement claims.

Employees - Human Capital

As of December 31, 2025, we had a total of 97 employees, of which 44 were located outside the U.S. and 7 of which were part time.  We also utilize independent contractors for specialty work, primarily in research and development, and utilize temporary workers to adjust capacity to fluctuating demand and for special projects.  Many of our employees are highly skilled, trained and experienced in specialized areas and our continued success will depend in part upon our ability to attract and retain employees who can be in great demand within the industry.  None of our employees are represented by a collective bargaining unit and we believe relations with our employees are favorable.  In foreign countries we have employment agreements or, in China, the Shanghai Foreign Services Co., Ltd. (“FSCO”) labor agreement. Because of the creation of specialized knowledge and skills in our business, there are extra short-term challenges to hiring and training replacements. Our hiring and retention strategies and efforts include emphasis on the advantages of working in a technology oriented, smaller, international, public company, and the culture of our organization. We utilize competitive pay practices, incentive compensation, equity awards, and benefits such as health care, life and disability insurance, paid time off, education and volunteer time.

Through the course of 2025 and early 2026, the Company has undertaken organizational changes to centralize the direction and management of business functions in its Redmond, Washington headquarters. The Company believes that this structure will enable a more consistent strategic focus, especially as the Company seeks to expand into adjacent segments of the data provisioning market and generally extend market reach.

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

Executive Officers of the Registrant

During 2025, the Company underwent a significant transition in its financial leadership. Gerry Ng, who had served as Vice President and Chief Financial Officer since August 2023, departed the Company. Todd Henne served as interim CFO during the transition period. Effective August 11, 2025 as Vice President of Finance, and effective August 15, 2025 as an Executive Officer of the Company and the Company’s Vice President, Chief Financial Officer, Secretary and Treasurer. The leadership transition was part of a broader deliberate strengthening of the Board and executive suite to ensure the Company has the right team in place to execute its growth strategy.

Set forth below is certain information concerning the executive officers of Data I/O as of April 16, 2026:

Name	Age	Position
William Wentworth	60	President and Chief Executive Officer
Charles DiBona	61	Vice President, Chief Financial Officer, Secretary and Treasurer

William Wentworth joined Data I/O as a member of the Board of Directors on May 2023 and assumed the President position on September 1, 2024 and Chief Executive Officer (“CEO”) position on October 1, 2024.  Bill Wentworth brings a wealth of industry experience spanning over 35 years, including private equity and M&A exposure.  In 1988 he cofounded Source Electronics, the global market share leader in programming and test services, and a Data I/O customer. He led the sale of controlling interest of Source Electronics to HIG Capital in 2001 and the company’s subsequent sale to Avnet in 2008 with significant investor return. Under Bill’s leadership, Source developed compelling programming solutions for the automotive and consumer industries, expanding the business and limiting its industry and customer concentration. For the years prior to joining Data I/O, as President and owner of Wentworth Advisors, he has consulted in the programming, IT, and private equity markets, focusing on expanding deal flow, performing due diligence and Board service.

Charles DiBona joined Data I/O on August 11, 2025 as Vice President of Finance, and effective August 15, 2025 as an Executive Officer of the Company and the Company’s Vice President, Chief Financial Officer (“CFO”), Secretary and Treasurer . Mr. DiBona brings extensive experience in financial leadership across public and private companies and equity research. He previously served as the Senior Equity Analyst covering Enterprise Software at Sanford C. Bernstein & Co., LLC. He then served as GM of Strategy and M&A in Microsoft’s Server and Tools Business (which subsequently became Microsoft’s Cloud + Enterprise division). Subsequently, he was CFO of Unify Square, Inc., a purveyor of unified communications monitoring and management solutions which was successfully sold to Unisys Corporation in 2021, and of LabVantage Solutions, Inc., a closely-held leader in the Laboratory Information Management space.

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

Any or all of the forward-looking statements in this Annual Report or in any other public statement made may turn out to be wrong. They can be affected by inaccurate assumptions we might make or known or unknown risks and uncertainties can affect these forward-looking statements. Many factors – for example, product competition and product development – will be important in determining future results. Moreover, neither Data I/O nor anyone else assumes responsibility for the accuracy and completeness of these forward-looking statements. Actual future results may materially vary.

We undertake no obligation to publicly update any forward-looking statements after the date of this Annual Report, whether as a result of new information, future events or otherwise. The reader should not unduly rely on our forward-looking statements. The reader is advised, however, to consult any future disclosures we make on related subjects in our 10-Q, 8-K and 10-K reports to the Securities and Exchange Commission (“SEC”) and press releases. Also, note that we provide the following cautionary discussion of risks, uncertainties and possible inaccurate assumptions relevant to our business. These are factors that we think could cause our actual results to differ materially from expected and historical results. Other factors besides those listed here could also adversely affect us. This discussion is permitted by the Private Securities Litigation Reform Act of 1995.

RISK FACTORS:

TARIFFS AND TRADE ISSUES

Changes in tariffs and issues of trade and global conflict may adversely affect our business, including revenues and/or gross margins.

The tariff environment continued to evolve in 2025, with new tariff actions and ongoing trade tensions between the United States and China among others affecting the Company’s costs and competitive position. The Company produces products in both the United States and China and sells into global markets. Ongoing supply chain planning and other actions have been mitigating the impact of new tariffs, trade and inflationary pressures, including shifting material sourcing and product manufacturing. The Company’s dual-sourced manufacturing strategy in Redmond, Washington and Shanghai, China provided flexibility to navigate tariff challenges, optimize tariff exposure and support customers to the extent they shift manufacturing to the Americas. However, further increases in tariff rates, additional items subject to tariffs, or retaliatory trade actions could increase costs and adversely affect revenues and gross margins and on-going uncertainty surrounding tariffs may continue to affect customer investment decisions and timelines, adversely affect demand for the Company’s offerings.

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

War based restrictions, embargos, and supply chain disruptions have and are occurring because of the Russian invasion of Ukraine, which could have economic and other indirect impacts to our business. We do not have any operations in Russia or Ukraine, nor do we rely on any software or hardware components sourced from these two countries. The escalation of military conflict involving Iran and other actors in the Middle East, including risks of broader regional war, cyberattacks, and disruption to critical shipping routes and energy infrastructure, could materially impact global economic conditions and adversely affect our business, including through increased costs, supply chain disruptions, and demand volatility.

NEW PRODUCTS OR SERVICES

We are pursuing new product or service initiatives, and business models that may develop more slowly and/or to a lesser extent than expected.

In order to lead in new and potentially lucrative market opportunities, we are making significant investments in people, technology and business development while the market is developing and uncertain. Due to the length of time to market from design to production in security provisioning, if these markets develop more slowly than planned, or if our solutions are not widely accepted, then we may not achieve our expected return on investment in new technologies, which may significantly affect the results of our existing business.

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

Product and service technology in our industry evolves rapidly, making timely product innovation essential to success in the marketplace. Introducing products and services with improved technologies or features may render our existing products obsolete and unmarketable. Technological advances and trends that may negatively impact our business include:

•	new device package types, densities, chip interfaces and technologies requiring hardware and software changes in order to be programmed by our products, particularly certain segments of the high-density flash memory markets where after placement programming is recommended by certain semiconductor manufacturers.
•	reduction in semiconductor process geometries for certain 3 Dimensional (3D), Multi Level Cell (MLC) and Triple Level Cell (TLC) NAND and eMMC FLASH memories impact the product data retention through Surface Mount Technology (SMT) reflow or X-ray inspection. Improper SMT process control can negatively impact the end customer’s ability to successfully program devices. This can cause them to change their programming methods away from pre-programming to post placement programming techniques, including ISP, ICT. Data I/O has, and continues to work with several semiconductor manufacturers to develop best practices to minimize the impact of reflow and potential concerns about X-ray induced data loss so that preprogramming remains a supported alternative;
•	changes in Flash technology speeds will eventually require us to change the architecture of our programming engines;
•	electronics equipment manufacturing practices, such as widespread use of in-circuit programming or downloading;
•	adoption of proprietary security and programming protocols and additional security capabilities and requirements;
•	customer software platform preferences different from those on which our products operate;
•	customer adoption of newer unsupported semiconductor device technologies such as NVMe memory or device interface methods, particularly if these technologies are adopted by automotive electronics, IoT or wireless customers; and/or
•	more rigid industry standards, which would decrease the value-added element of our products and support services.

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

Concentration in automotive electronics represented approximately 64% of 2025 bookings, compared to 59% in 2024 and 63% in 2023, as the broader slowdown in the semiconductor industry caught up with the automotive sector. Demand was further impacted by a broad-based reallocation of technology spending toward AI-related investments and a reassessment of electric vehicle manufacturing capacity and plans by major automotive OEMs and their supply chains. The emerging buildout of Edge AI represents a potential growth driver as autonomous systems and connected vehicles require increasing volumes of data to be securely provisioned into semiconductor devices at the point of manufacture.

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

For example, we may encounter these problems:

•	technical problems in the development of a new programming or provisioning systems;
•	inability to hire qualified personnel or turnover in existing personnel or inability to engage or retain key technology partners;
•	delays or failures to perform by us or third parties, including some smaller early stage or recently acquired companies, involved in our development projects;
•	dependence on large semiconductor companies for cooperation and support to securely provision their devices. These companies must enable us with specific technical information and support Data I/O as a qualified solution to their customers and channel partners;
•	delays or failure to develop and utilize Artificial Intelligence (“AI”) for our offerings or services, potentially falling behind competitors exploiting the use of AI;
•	development of new products or services that are not accepted by the market; and/or
•	delays in supply chain for parts needed for new products.

These problems may result in a delay or decline in sales or increased costs.

We may pursue business acquisitions that could impair our financial position and profitability.

During 2025, the Company engaged a leading boutique middle-market investment bank to evaluate inorganic growth opportunities. Management has expressed a preference for non-equity funding sources when pursuing acquisitions. The active pursuit of acquisitions increases the risks described below.

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

Technological advances have reduced the barriers of entry into the capital equipment segment of the data provisioning market in which we compete. We expect competition to increase from both established and emerging companies. If we fail to compete successfully against current and future sources of competition, our profitability and financial performance will be adversely impacted.

The Company is expanding into adjacent segments of the data provisioning market, which has developing competition and may bring exposure to new competitors and competitive forces.

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

Certain parts or software used in our products are currently available from either a single supplier or from a limited number of suppliers. Our small relative level of business means we frequently lack influence and significant purchasing power. If we cannot develop alternative sources of these components, if sales of parts or software are discontinued by the supplier, if we experience deterioration in our relationship with these suppliers, or if these suppliers require financing which is not available, there may be delays or reductions in product introductions or shipments, which may materially and adversely affect our operating results.

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

The broader semiconductor market has experienced a multi-year cyclical downturn which continued into 2025, with notable softness in automotive electronics as a reassessment of electric vehicle capacity and manufacturing plans affected ordering patterns. Demand for capital equipment was further impacted by a reallocation of technology spending, with AI and AI datacenter-related investments taking priority.

The overall data provisioning market represents a significantly larger opportunity than the traditional programming equipment market. While it has been impacted by many of the same macroeconomic forces as the capital equipment segment, the impact has been somewhat more muted, and the cyclical effects are much less pronounced. Furthermore, the entire market is showing early signs of a recovery led by use cases such as the emerging buildout of Edge AI.

Current and future public health crises, geo-political conflicts, and economic barriers, tariffs and constraints can adversely impact the Company’s financial performance. Our business is highly impacted by capital spending plans and other economic cycles that affect the users and manufacturers of integrated circuits. The industries are highly cyclical and are characterized by rapid technological change, short product life cycles and fluctuations in manufacturing capacity and pricing and gross margin pressures. In a difficult economic climate, it may take us longer to receive payments from our customers and some of our customers’ business may fail, resulting in non-payment. Our market growth outlook and related business decisions may be wrong. These factors could have a material adverse effect on our business and financial condition.

Our international operations may expose us to additional risks that may adversely affect our business.

International sales represented approximately 94%, 94%, and 90% of net sales in 2025, 2024 and 2023, respectively. We expect that international sales will continue to be a significant portion of our net revenue. International sales may fluctuate due to various factors, including:

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

We have incurred operating losses in 8 of the last ten years. We operate in a cyclical industry. We will continue to examine our level of operating expense based upon our projected revenues. Any planned increases in operating expenses may result in losses in future periods if projected revenues are not achieved or the investment level required is too large. As a result, we may need to generate greater revenues than we have recently in order to maintain profitability. However, we cannot provide assurance that our revenues will increase and our business strategies will be successful, resulting in future losses.

The loss of key employees may adversely affect our operations.

During 2025, the Company underwent significant leadership transitions, including the appointment of Charles DiBona as Chief Financial Officer in August 2025, replacing Gerald Ng.  Additional changes were made in sales, marketing, and engineering leadership as part of the Company’s strategic transformation. While management believes these changes strengthen the Company’s capabilities, leadership transitions carry inherent risks including potential disruption to ongoing operations and loss of institutional knowledge.

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

Cash at December 31, 2025 was $7.9 million.

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

CYBERSECURITY RISKS

Cybersecurity incidents could result in loss of revenue, business disruptions, remediation costs, legal claims and proceedings, regulatory actions, reporting delays, increased insurance costs, or damage to the Company’s reputation which could adversely impact or operations and financial results.

In August 2025, the Company experienced a ransomware incident that resulted in the shutdown of most global operating systems, business disruptions including the inability to timely process certain shipments, and significant remediation costs of approximately $388,000 in the third quarter of 2025. While the incident was contained and remediated by September 2025 and the Company does not believe any customer data was compromised, the incident demonstrated the Company’s vulnerability to cyber attacks and the potential for material operational and financial impacts. The Company has implemented significant enhancements to its cybersecurity infrastructure and processes; however, no assurance can be given that these measures will prevent future incidents. A future cybersecurity incident could result in loss of revenue, business disruptions, remediation costs, legal claims and proceedings, regulatory actions, reporting delays, increased insurance costs, or damage to the Company’s reputation. The costs of preventing, responding to and recovering from cybersecurity incidents may be material.

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

As a public company, we are subject to numerous governmental and stock exchange requirements with which we believe we are in compliance. Our failure to meet regulatory requirements and exchange listing standards may result in actions such as: the delisting of our stock, impacting our stock’s liquidity; SEC enforcement actions; and securities claims and litigation. Increased regulations pushed onto public companies may have a disproportionate impact to smaller public companies.

The Sarbanes-Oxley Act of 2002 and the Securities and Exchange Commission (SEC)SEC have requirements that we may fail to meet or we may fall out of compliance with, such as the internal controls auditor attestation required under Section 404 of the Sarbanes-Oxley Act of 2002, with which we are not currently required to comply as we are a smaller reporting company. We assume that we will continue to have the status of a smaller reporting company based on the aggregate market value of the voting and non-voting shares held as of June 30, 2025. If we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.

As previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2024, the Company identified a material weakness in internal control over financial reporting related to user access and segregation of duties within certain IT systems. During 2025, the Company implemented remediation actions including enhancements to system access controls, improved segregation of duties, and expanded monitoring and review procedures. Meanwhile, the Company has identified an additional instance of material weakness, and while management has taken steps to remediate these internal control issues related to reviews and reporting, these weaknesses did persist during the reporting period of this Form 10-K for the year ended December 31, 2025. See item 9A.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

The following discussion of our cybersecurity program reflects conditions as of December 31, 2025, including significant enhancements implemented in response to the August 2025 cybersecurity incident described below.

On August 16, 2025, the Company was the subject of a targeted ransomware incident affecting certain internal IT systems. Upon discovering the incident, the Company promptly activated its response protocols and implemented containment measures, including proactively shutting down most operating systems globally to manage the safety of the overall global systems environment. The Company engaged leading cybersecurity experts to support system recovery and conduct a comprehensive forensic investigation. The investigation determined that the attack originated through a vulnerability in a commercially available third-party firewall service provider and was not specifically targeted at Data I/O. By September 2025, the incident had been completely contained and remediated, all global systems were restored, and the Company does not believe it has any remaining risk exposure from the incident. The remediation and associated professional fees resulted in approximately $388,000 of one-time costs, primarily recorded in the third quarter of 2025. The incident was reported on Form 8-K filed with the SEC on August 21, 2025.

As an outcome of the incident, the Company’s IT systems and cybersecurity posture were strengthened, with improved corporate processes and enhanced security infrastructure. Remediation actions included enhancements to system access controls, improved network segmentation, migration of critical systems to cloud-based solutions, and expanded monitoring and review procedures. See “Risk Factors - Cybersecurity incidents could result in loss of revenue, business disruptions, remediation costs, legal claims and proceedings, regulatory actions, reporting delays, increased insurance costs, or damage to the Company’s reputation which could adversely impact or operations and financial results.”

CYBERSECURITY GOVERNANCE

The Company’s Board of Directors has oversight responsibility for our strategic and operational risks. The Audit Committee of the Board of Directors is responsible for board-level oversight of cybersecurity risk. The cybersecurity program is managed by our outsourced IT infrastructure team with oversight and coordination by our CFO, Charles DiBona, who reports directly to our CEO.

During the third quarter of 2025, in connection with the appointment of Charles DiBona as Chief Financial Officer, the Company formalized CFO oversight of the cybersecurity program. Following the August 2025 ransomware incident, the Audit Committee increased the frequency of cybersecurity reporting and the Company enhanced its incident response protocols. The cybersecurity program is managed by the Company’s new outsourced IT infrastructure team, which provides 24/7 monitoring and response capabilities, with oversight and coordination by the CFO, who reports directly to the CEO. The Audit Committee receives regular updates on cybersecurity matters, including threat assessments, incident response activities, and the status of remediation efforts.

CYBERSECURITY RISK MANAGEMENT AND STRATEGY

The Company’s cybersecurity risk management program is integrated into its overall enterprise risk management framework. Following the August 2025 ransomware incident, the Company significantly enhanced its cybersecurity risk management processes. These enhancements included: patching the third-party firewall service provider through which the attack originated and evaluating replacement providers; implementing improved network segmentation and access controls; expanding endpoint detection and response capabilities; enhancing backup and disaster recovery procedures; conducting comprehensive vulnerability assessments across all IT systems; and providing additional cybersecurity awareness training to all employees. The Company also engaged independent cybersecurity consultants to review and validate the effectiveness of its enhanced security posture. As of September 30, 2025, all remediation activities had been completed and all global systems had been restored to full operational status. The Company continues to assess and adapt its cybersecurity risk management practices to address evolving threats.

Item 2. Properties

The Company has three facilities with our headquarters and primary engineering and operational functions located in Redmond, Washington. Our two subsidiary facilities in Munich, Germany and Shanghai, China provide extended worldwide sales, service, engineering and operations services. The total annual gross or base lease payments during 2025 and 2024 were approximately $735,000 and $795,000, respectively.  The lease payment decrease in 2024 was due primarily to a reduction in lease rates for our Redmond, Washington and Shanghai, China facilities. The lower rates reflect the real estate market conditions as part of the lease extensions which occurred in the fourth quarter of 2024. The Redmond lease was renewed and extended by 3.75 years and the Shanghai, China lease was renewed and extended by 3 years.

The Redmond, Washington headquarters facility lease runs to October 31, 2029, at approximately 20,460 square feet.  The lease for the facility located in Shanghai, China runs to October 31, 2027, at approximately 19,400 square feet.  The lease for the facility located near Munich, Germany runs to August 2027, at approximately 4,895 square feet.

Item 3. Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of December 31, 2025, we were not a party to any legal proceedings or aware of any indemnification agreement claims, the adverse outcome of which in management’s opinion, individually or in aggregate, would have a material adverse effect on our results of operations or financial position.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Stock is listed on the NASDAQ Capital Market (NASDAQ symbol is DAIO).

The closing price was $3.17 on December 31, 2025.

The approximate number of shareholders of record as of April 14, 2026 was 337.

Except for special cash dividend of $4.15 per share paid on March 8, 1989, we have not paid cash dividends on our Common Stock and do not anticipate paying regular cash dividends in the foreseeable future.

No sales of unregistered securities were made by us during the periods ended December 31, 2025, 2024 or 2023.

See Item 12 for the Equity Compensation Plan Information.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  This Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves as long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results.  All statements other than statements of historical fact made in this Annual Report on Form 10-K are forward-looking.  In particular, statements herein regarding industry prospects and trends; expected business recovery; industry partnerships; future results of operations or financial position; future spending; expected expenses, breakeven revenue point; cybersecurity risk management and costs; expected market decline, bottom or growth; the development of the Edge AI market; market acceptance of our newly introduced or upgraded products or services; the sufficiency of our cash to fund future operations and capital requirements; development, introduction and shipment of new products or services; changing foreign operations; strategic transformation progress and timeline; ERP implementation timeline; potential acquisitions; and the 2026 organic growth framework; taxes, trade issues and tariffs; expected inventory levels; expectations for unsupported platform or product versions and related inventory and other charges; Russian invasion of Ukraine impacts; Israel – Hamas war impacts; supply chain expectations; semiconductor chip shortages and recovery; and any other guidance on future periods are forward-looking statements.  Forward-looking statements reflect management’s current expectations and are inherently uncertain.  Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements, or other future events.  Moreover, neither Data I/O nor anyone else assumes responsibility for the accuracy and completeness of these forward-looking statements.  We are under no duty to update any of these forward-looking statements after the date of this Annual Report.  The Reader should not place undue reliance on these forward-looking statements.  The following discussions and the section entitled “Risk Factors - Cautionary Factors That May Affect Future Results” describes some, but not all, of the factors that could cause these differences.

OVERVIEW

Data I/O Corporation is a global leader in data programming and provisioning solutions for flash memory, microcontrollers and security integrated circuits. The Company designs, manufactures and sells programming and security deployment systems used by electronics manufacturers in automotive, Internet-of-Things, industrial, medical, wireless and consumer electronics applications. Since 1972, the Company has enabled the design and manufacture of electronic products through innovative programming solutions, and today its customers use Data I/O’s security deployment and programming systems to reliably, securely and cost-effectively bring innovative new products to life. The Company’s global operations include manufacturing and engineering facilities in Redmond, Washington and Shanghai, China, with additional sales and support operations in Munich, Germany.

The year ended December 31, 2025 was a pivotal period for the Company, defined by a comprehensive strategic transformation executed under the leadership of President and CEO William Wentworth, who assumed the role in the fourth quarter of 2024. The transformation was designed around six strategic priorities: modernizing the Company’s go-to-market strategy, investing in the core technology platform, strengthening customer relationships, optimizing business operations and IT infrastructure, improving operational processes, and deploying artificial intelligence across the organization. As the Company enters 2026, management believes the transformation is approximately one year ahead of schedule relative to its original multi-year plan.

A central element of the transformation has been expanding the Company’s addressable market. Historically, Data I/O served the relatively narrow market for offline semiconductor programming equipment, where demand is predominantly tied to customers’ capital expenditure budgets and capacity expansion decisions. The Company is now repositioning itself to serve the significantly larger data provisioning market, which encompasses the programming, configuration, and testing of connected devices across the full manufacturing lifecycle. This expanded market opportunity includes services and solutions for programming at test and support for the growing Edge AI ecosystem. Management believes the broader data provisioning market represents a meaningfully larger opportunity than the traditional programming equipment market segment the Company has historically served.

Subsequent to year end, in February 2026, the Company announced a collaboration with IAR, a global leader in embedded development tools and security solutions, to combine IAR’s security expertise with Data I/O’s provisioning expertise. The collaboration is intended to create a frictionless solution that reduces the complexity inherent in current device provisioning approaches, simplifying the process of securely programming and provisioning devices across global manufacturing supply chains. This collaboration is an early example of the Company’s strategy to build partnerships that extend its platform into adjacent areas of the data provisioning value chain.

The buildout of Edge AI represents a significant emerging growth driver for the Company. Autonomous systems, connected vehicles, industrial IoT devices and smart infrastructure all require increasing volumes of data to be economically and securely provisioned into semiconductor devices at the various points in the manufacturing process. As the proliferation of AI-enabled devices at the network edge accelerates, the demand for high-throughput, secure programming and provisioning solutions is expected to grow substantially. The Company observed encouraging early indicators of this trend during the fourth quarter of 2025 and into early 2026, with new customer logos engaging on definitive production timelines for Edge AI applications. Management believes the convergence of Edge AI buildout and increasing device complexity positions the Company favorably for sustainable long-term growth.

During 2025, the Company deployed artificial intelligence across all functional departments to accelerate operations and reduce costs. AI-enabled efficiencies were a key contributor to a 7% reduction in recurring operating expenses, from an annualized run rate of approximately $26.7 million at the time of the CEO transition in November 2024 to approximately $24.8 million by year end 2025. The Company has identified plans for an additional $1.0 million of annual run rate savings to be realized within the first half of 2026. AI tools were applied to software engineering to accelerate programming algorithm development and device support, ERP implementation planning and data migration, customer support and service processes, and internal business operations including financial reporting and analysis. Management believes these AI capabilities enabled the Company to accomplish its transformation objectives significantly faster than would have been achievable through traditional approaches, and that ongoing AI deployment will continue to yield productivity gains and competitive advantages.

The Company has turned its strategic attention to broadening and stabilizing its business model. Historically, Data I/O’s revenues have been overwhelmingly tied to capital expenditure cycles in programming equipment, making the business highly cyclical and dependent on customers’ capacity expansion decisions. The Company is making concerted efforts to reduce its dependence on the automotive electronics sector, historically the Company’s largest end market. Automotive electronics represented approximately 64% of 2025 bookings, compared to 59% in 2024. More broadly, the Company is focused on developing a more balanced revenue model that incorporates recurring services and consumables revenues, including adapter sales, software services, and programming-at-test service offerings. For the full year 2025, consumable adapters and services represented 58% of total revenue, providing a more stable and recurring base, while platform sales represented 42% of total revenue.  Deferred revenue decreased to approximately $1.5 million at December 31, 2025 from $1.6 million at December 31, 2024.

For the full year ended December 31, 2025, the Company reported net sales of $21.5 million, compared to $21.8 million in 2024.

Bookings for the full year 2025 were $18.6 million, a decrease of 17% from $22.5 million in 2024, with backlog at December 31, 2025 of $1.6 million. Regionally, 2025 bookings were strongest from customers throughout Asia, while North America demand for bookings was consistent with the prior year though tailing off in the fourth quarter and Europe declined more generally, reflecting both the ongoing automotive downturn and the Company’s deliberate efforts to diversify its customer base into adjacent markets. Despite the near-term booking softness, the Company observed very encouraging customer activity in the fourth quarter 2025 and into early 2026, with new customer engagements and definitive production timelines providing increased confidence in the demand environment heading into the new year.

Looking ahead, the Company has established a 2026 business framework that encompasses organic revenue growth only, from which management sees a path to positive operating cash flows. Inorganic growth opportunities, while actively being evaluated, are not incorporated into this framework and would be incremental to the organic plan. The framework is supported by the convergence of the Company’s platform investments, expanding market opportunities in data provisioning and Edge AI, the strategic transformation progress realized in 2025, improved operational capabilities and a strengthened leadership team. The Company’s balance sheet provides a solid foundation, with $7.9 million in cash and no debt as of December 31, 2025. Management made deliberate changes to the Board of Directors and executive suite over the past 18 months to ensure the right team is in place to execute this growth plan, and the Company engaged a leading boutique middle-market investment bank to evaluate inorganic growth opportunities aligned with its strategic direction. Based on the progress achieved in 2025 and the early indicators observed in the demand environment, management is confident that 2026 will be a year of growth for Data I/O.

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

We expense contract acquisition costs, primarily sales commissions, for contracts with terms of one year or less and will capitalize and amortize incremental costs with terms that exceed one year.  During 2025 and 2024, the impact of capitalization of incremental costs for obtaining contracts was immaterial.  We exclude sales, use, value added, some excise taxes and other similar taxes from the measurement of the transaction price.

We recognize revenue upon transfer of control of the promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services.  We have determined that our programming equipment has reached a point of maturity and stability such that product acceptance can be assured by testing at the factory prior to shipment.  These systems are standard products with published product specifications and are configurable with standard options.  The evidence that these systems could be deemed accepted was based upon having standardized factory production of the units, results from batteries of tests of product performance to our published specifications, quality inspections and installation standardization, as well as past product operation validation with the customer and the history provided by our installed base of products upon which the current versions were based.

We enter into arrangements with multiple performance obligations that arise during the sale of a system that could include hardware, software, service and support, and extended maintenance components.  We allocate the transaction price of each element based on the relative selling price of each performance obligation.  For hardware, we determine our best estimate of selling price based on an expected cost-plus-a-margin approach. For the service and support performance obligations, we use the price charged by distributors who perform these components.  For software maintenance performance obligations, we use what we charge for annual software maintenance renewals after the initial year the system is sold.  Revenue is recognized on the system based on shipping terms, software based on delivery, and services based on completion of work and software maintenance and extended warranty support ratably over the term of the agreement, typically one year.

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

Tax Valuation Allowances:  Given the uncertainty created by our loss history, capital and geographic spending, as well as income and current net deferred tax assets by entity and country, we expect to continue to limit the recognition of net deferred tax assets and accounting for uncertain tax positions and maintain the tax valuation allowances.  At the current time, we expect, therefore, that reversals of the tax valuation allowance will take place as we are able to take advantage of the underlying tax loss or other attributes in carry forward or their use by future income or circumstances allow us to realize these attributes.  The transfer pricing and expense or cost sharing arrangements are complex areas where judgments, such as the determination of arms-length arrangements, can be subject to challenges by different tax jurisdictions.

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

RESULTS OF OPERATIONS:

NET SALES

Net sales by location	2025	Change		2024
(in thousands)
United States	$1,289	(6.4%	)	$1,377
% of total	6.0%			6.3%
International	$20,211	(0.9%	)	$20,392
% of total	94.0%			93.7%

Net sales by type	2025	Change	2024 (as Revised)
(in thousands)
Platform Sales	$8,997	(14.0%)	$10,466
Adapter Sales	7,903	9.9%	7,190
Software and Services Sales*	4,600	11.9%	4,113
Total	$21,500	(1.2%)	$21,769

*  includes service and parts sales associated with equipment service contracts

The Company identified an error in the prior‑year disaggregated revenue amounts of net sales by type. As a result, the 2024 revenue by major category amounts have been revised. The correction did not impact the Company’s previously reported consolidated balance sheets, statements of operations, comprehensive income (loss), or statements of cash flows. See Note 15 for additional information regarding the revision of prior‑period disaggregated revenue amounts.

Net sales for the year ended December 31, 2025 decreased approximately 1.2%, to $21.5 million, compared to $21.8 million in 2024.  In 2025, automotive electronics uncertainty persisted and customer capacity expansion slowed, resulting in lower system shipments, notably in Europe, which were partially offset by growth in Asia.  Automotive electronics represented 64% of 2025 bookings compared to 59% for 2024.  For the full year, consumable adapters and services revenue increased, representing 58% of total revenue and helping mitigate the decline in system sales.

Order bookings in 2025 were $18.6 million, down approximately 17% compared to $22.5 million in 2024, due to similar market challenges noted for revenue.  The order backlog on December 31, 2025 was $1.6 million.  Additionally, deferred revenue was approximately $1.5 million on December 31, 2025.

GROSS MARGIN

	2025	Change	2024
(in thousands)
Gross margin	$10,596	(8.7%)	$11,606
Percentage of net sales	49.3%		53.3%

Gross margin as a percentage of sales for the year ended December 31, 2025, was 49.3%, compared to 53.3% in 2024.  The decrease in gross margin as a percentage of sales primarily reflects lower sales volume and lower related absorption of labor and overhead costs.

RESEARCH AND DEVELOPMENT

	2025	Change	2024
(in thousands)
Research and development	$6,531	4.7%	$6,240
Percentage of net sales	30.4%		28.7%

Research and development (“R&D”) expense increased $291,000 for the year ended December 31, 2025, compared to 2024.  The increase was primarily related to increased staff, notably in China.

We invest in R&D to significantly enhance our existing solutions and create new products as markets develop and technologies change.  During 2025, we continued to invest in the creation of new and enhancement of existing capabilities for our PSV family of automated systems, LumenX and FlashPAK family of non-automated programmers and related software.  In addition to product development, a significant part of R&D spending is on creating algorithm software and support for new devices introduced by the semiconductor companies.  Our R&D spending fluctuates based on the number, type, and the development stage of our product initiatives and projects.

SELLING, GENERAL AND ADMINISTRATIVE

	2025	Change	2024
(in thousands)
Selling, general & administrative	$9,181	9.2%	$8,404
Percentage of net sales	42.7%		38.6%

Selling, General and Administrative (“SG&A”) expenses increased approximately $777,000 for the year ended December 31, 2025, compared to 2024.  The increase was primarily related to increased legal and accounting fees tied to SEC filings, one-time charges associated with the ransomware incident report on August 16, 2025, and increased spending on infrastructure and security, partially offset by reduced IT spending in other areas. Cost control measures remain in effect.

INTEREST

	2025	Change	2024
(in thousands)
Interest income	$130	(52.4%)	$273

Interest income was lower for the year ended December 31, 2025 compared to 2024 primarily due to lower invested balances.

INCOME TAXES

	2025	Change	2024
(in thousands)
Income tax (expense) benefit	$(240)	(37.8%)	$(386)

Income tax (expense) decreased by $146,000 for the year ended December 31, 2025 compared to 2024.

In 2025, income tax expense includes $250,000 of deferred income taxes from recording deferred tax liabilities primarily related to outside basis differences in foreign subsidiaries.  In 2024, the Company repatriated cash from our China subsidiary resulting in a withholding tax of $337,000.

The effective tax rates in 2025 and 2024, respectively were (4.8%) and (14.3%), and differed from the statutory tax rates in our tax reporting jurisdictions primarily due to subsidiaries income and losses and consolidated losses and the effect of valuation allowances.  We have a valuation allowance of $10.5 million and $9.2 million as of December 31, 2025 and 2024, respectively.  Given the uncertainty created by our loss history, particularly the U.S., which is where most of our net deferred tax assets are located, and the ongoing uncertain economic outlook for our industry, as well as capital and geographic spending, we currently expect to continue to limit the recognition of net deferred tax assets and maintain the tax valuation allowances.

INFLATION AND CHANGES IN FOREIGN CURRENCY EXCHANGE RATES

We recognized foreign currency transaction losses of ($10,000) in 2025 and $58,000 transactions gains in 2024.

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

FINANCIAL CONDITION:

LIQUIDITY AND CAPITAL RESOURCES

	2025	Change	2024
(in thousands)
Working capital	$12,270	$(4,065)	$16,085

Working capital decreased by $4.1 million during 2025, primarily due to the revenue decline and resulting operating loss. Our current ratio was 3.3 and 4.2 for December 31, 2025 and 2024, respectively.

At December 31, 2025, our principal sources of liquidity consisted of existing cash and cash equivalents.  Cash at December 31, 2025 and 2024 was $7.9 million and $10.3 million, respectively.  The company continues to have no debt.

We expect to continue to carefully make and manage capital expenditures to support our business.  We plan to increase our internally developed rental, sales demonstration and test equipment as we develop and release new products. Capital expenditures are currently expected to be funded by existing and internally generated funds.

As a result of the cyclical and seasonal nature of capital expenditure businesses, we require significant working capital to fund our operations.  We have continued to manage the geographic posture of our operations to align to our customers’ needs and to minimize impacts of exogenous factors such as tariffs. All that said, we believe that we have sufficient cash or working capital available under our operating plan to fund our operations and capital requirements through the next one-year period, and beyond.

We may require additional cash at the U.S. headquarters to support future strategic and operational initiatives., which could cause potential repatriation of cash that is held in our foreign subsidiaries.  For any repatriation, there may be tax and other impediments to any repatriation actions.  As many repatriations typically have associated withholding taxes, those withheld will be a current tax without generating a current or deferred tax benefit recognition. We are actively tuning our operations and intercompany structures to minimize the need for and impact of any repatriation of monies.

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

SHARE REPURCHASE PROGRAMS

Data I/O did not have a share repurchase program in 2025 or 2024.

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

	For Year Ended December 31,
	2025	2024
(in thousands)
Net Income (loss)	$(5,236)	$(3,093)
Interest (income)	(130)	(273)
Taxes	240	386
Depreciation and amortization	495	565
EBITDA	$(4,631)	$(2,415)

Equity compensation	697	976

Adjusted EBITDA, excluding equity compensation	$(3,934)	$(1,439)

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

See pages 32-57.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Data I/O Corporation

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Data I/O Corporation (a Washington corporation) and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss),  stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2025, and the related notes and financial statement schedules included under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

San Jose, California

April 16, 2026

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31, 2025	December 31, 2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,901	$10,326
Trade accounts receivable, net of allowance for credit losses of $29 and $22, respectively	2,841	3,960
Inventories	5,710	6,212
Other current assets	799	659
TOTAL CURRENT ASSETS	17,251	21,157

Property, plant and equipment – net	807	1,001
Other assets	2,118	2,812
TOTAL ASSETS	$20,176	$24,970

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,227	$820
Accrued compensation	958	1,517
Deferred revenue	1,464	1,535
Other accrued liabilities	1,328	1,161
Other income taxes payable	4	39
TOTAL CURRENT LIABILITIES	4,981	5,072

Deferred foreign income tax	250	-
Operating lease liabilities	1,411	2,160
Long-term other payables	20	112

STOCKHOLDERS’ EQUITY
Preferred stock -
Authorized, 5,000,000 shares, including
200,000 shares of Series A Junior Participating
Issued and outstanding, none	-	-
Common stock, at stated value -
Authorized, 30,000,000 shares
Issued and outstanding, 9,391,922 shares as of December 31,
2025 and 9,236,040 shares as of December 31, 2024	24,062	23,475
Accumulated earnings (deficit)	(10,974)	(5,738)
Accumulated other comprehensive income	426	(111)
TOTAL STOCKHOLDERS’ EQUITY	13,514	17,626
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$20,176	$24,970

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	For the Years Ended December 31,
	2025	2024

Net sales	$21,500	$21,769
Cost of goods sold	10,904	10,163
Gross margin	10,596	11,606
Operating expenses:
Research and development	6,531	6,240
Selling, general and administrative	9,181	8,404
Total operating expenses	15,712	14,644
Operating income (loss)	(5,116)	(3,038)
Non-operating income (loss):
Interest income	130	273
Foreign currency transaction gain (loss)	(10)	58
Total non-operating income (loss)	120	331
Income (loss) before income taxes	(4,996)	(2,707)
Income tax (expense) benefit	(240)	(386)
Net income (loss)	$(5,236)	$(3,093)

Basic earnings (loss) per share	$(0.56)	$(0.34)
Diluted earnings (loss) per share	$(0.56)	$(0.34)
Weighted-average basic shares	9,329	9,150
Weighted-average diluted shares	9,329	9,150

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	For the Years Ended December 31,
	2025	2024

Net Income (loss)	$(5,236)	$(3,093)
Other comprehensive income:
Foreign currency translation gain (loss)	537	(344)
Comprehensive income (loss)	$(4,699)	$(3,437)

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

				Accumulated
			Accumulated	and Other	Total
	Common Stock		Earnings	Comprehensive	Stockholders'
	Shares	Amount	(Deficit)	Income (Loss)	Equity

Balance at December 31, 2023	9,020,819	$22,731	$(2,645)	$233	$20,319
Stock options exercised	-	-			-
Stock awards issued, net of tax withheld	210,202	(246)		-	(246)
Issuance of stock through: ESPP	5,019	14		-	14
Share-based compensation	-	976		-	976
Net income (loss)	-	-	(3,093)	-	(3,093)
Other comprehensive income (loss)	-	-		(344)	(344)
Balance at December 31, 2024	9,236,040	$23,475	$(5,738)	$(111)	$17,626
Stock options exercised	-	-	-	-	-
Stock awards issued, net of tax withheld	151,632	(124)	-	-	(124)
Issuance of stock through: ESPP	4,250	14	-	-	14
Share-based compensation	-	697	-	-	697
Net income (loss)		-	(5,236)	-	(5,236)
Other comprehensive income (loss)	-	-	-	537	537
Balance at December 31, 2025	9,391,922	$24,062	$(10,974)	$426	$13,514

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Twelve Months Ended
	December 31,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(5,236)	$(3,093)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	495	564
Equipment transferred to cost of goods sold	257	260
Share-based compensation	697	977
Net change in:	1,214
Trade accounts receivable	566	1,711
Inventories	(135)	(358)
Other current assets	(76)	29
Accounts payable and accrued liabilities		(1,263)
Deferred foreign income tax	250
Deferred revenue	(245)	122
Other long-term liabilities	(749)	1,458
Deposits and other long-term assets	735	(1,402)
Net cash provided by (used in) operating activities	(2,227)	(995)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(558)	(467)
Cash provided by (used in) investing activities	(558)	(467)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock, less payments for shares withheld to cover tax	(107)	(232)
Repurchase of common stock	-	-
Payment of capital lease obligation	-	-
Cash provided by (used in) financing activities	(107)	(232)
Increase (decrease) in cash and cash equivalents	(2,892)	(1,694)

Effects of exchange rate changes on cash	467	(321)
Cash and cash equivalents at beginning of period	10,326	12,341
Cash and cash equivalents at end of period	$7,901	$10,326

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$10	$459

See notes to consolidated financial statements

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

Cash and Cash Equivalents

All highly liquid investments purchased with an original maturity of 90 days or less are considered cash equivalents. We maintain our cash and cash equivalents with major financial institutions in the United States of America, which are insured by the Federal Deposit Insurance Corporation (FDIC), and in foreign jurisdictions. Deposits in U.S. banks exceed the FDIC insurance limit. We have not experienced any losses on our cash and cash equivalents. Cash and cash equivalents held in foreign bank accounts, typically in local currency, in China and Germany, totaled $5.2 million and $4.3 million at December 31, 2025 and 2024, respectively. This cash held in subsidiaries have restrictions and costs associated with repatriations, currency conversions, and complying with government policies, regulations and controls, especially in China.

Fair Value of Financial Instruments

Certain financial instruments are carried at cost on the consolidated balance sheets, which approximates fair value due to their short-term, highly liquid nature. These instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, and other short-term liabilities.

Trade Accounts Receivable

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

Property, plant and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Based on these evaluations, for the years ended December 31, 2025 and 2024, no impairment was noted or recorded for property, plant and equipment.

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

On July 4, 2025, the One Big Beautiful Bill Act (“OB3”) was enacted, which includes provisions allowing for the immediate expensing of domestic research and experimental (“R&E”) expenditures under Section 174A, effective for tax years beginning after December 31, 2021. The Company has elected not to accelerate the amortization of unamortized R&E costs incurred in prior years. As a result, the Company continues to amortize R&E expenditures over the five-year period as previously required under Section 174. The Company will continue to evaluate the impact of OB3 on future periods.

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

We expense contract acquisition costs, primarily sales commissions, for contracts with terms of one year or less and will capitalize and amortize incremental costs with terms that exceed one year. During 2025 and 2024, the impact of capitalization of incremental costs for obtaining contracts was immaterial. We exclude sales, use, value added, some excise taxes and other similar taxes from the measurement of the transaction price.

We recognize revenue upon transfer of control of the promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. We have determined that our programming equipment has reached a point of maturity and stability such that product acceptance can be assured by testing at the factory prior to shipment. These systems are standard products with published product specifications and are configurable with standard options. The evidence that these systems could be deemed accepted was based upon having standardized factory production of the units, results from batteries of tests of product performance to our published specifications, quality inspections and installation standardization, as well as past product operation validation with the customer and the history provided by our installed base of products upon which the current versions were based.

We enter into arrangements with multiple performance obligations that arise during the sale of a system that could include hardware, software, services and support and extended maintenance components. We allocate the transaction price of each element based on the relative selling price of each performance obligation. For hardware, we determine our best estimate of selling price based on an expected cost-plus-a-margin approach. For the service and support performance obligations, we estimate the standalone selling price using the adjusted market assessment approach, which considers observable market pricing, discounting practices, and prices charged for comparable standalone arrangements. For software maintenance performance obligations, we determine our best estimate of selling price based on observable standalone sales of annual software maintenance renewals. Revenue is recognized on the system based on shipping terms, software based on delivery, services based on completion of work, and software maintenance and extended warranty support ratably over the term of the agreement, typically one year. Total deferred revenue which represents undelivered performance obligations for installation, service, support and extended maintenance contracts was $1.5 million and $1.7 million and the portion expected to be recognized within one year was $1.5 million and $1.5 million for December 31, 2025 and 2024, respectively. Deferred revenue as of December 31, 2023 was $1.4 million.

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

The following table represents our revenues by major categories:

Net sales by type	2025	2024 As Revised
(in thousands)
Platform Sales	$8,997	$10,466
Adapter Sales	7,903	7,190
Software and Services Sales *	4,600	4,113
Total	$21,500	$21,769

*  includes service and parts sales associated with equipment service contracts

The Company identified an error in the prior‑year disaggregated revenue amounts. As a result, the 2024 revenue by major category amounts have been revised. The correction did not impact the Company’s previously reported consolidated balance sheets, statements of operations, comprehensive income (loss), or statements of cash flows. See Note 15 for additional information regarding the revision of prior‑period disaggregated revenue amounts.

Leases – Accounting Standards Codification 842

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

Leases are classified at commencement as either operating or finance leases. As of December 31, 2025, all leases are classified as operating leases. Rent expense for operating leases is recognized on the straight-line method over the term of the agreement beginning on the lease commencement date.

In accounting for leases, we utilize certain practical expedients and policy selections available under the lease accounting standard. We do not record right-of-use assets or lease liabilities for leases with terms of 12 months or less. For contracts containing real estate leases, we do not combine lease and non-lease components. The primary impact of this policy election is that we do not include in our calculation of lease liabilities any fixed and non-cancellable future payments due under the contract for items such as common area maintenance, utilities and other costs. Lease-related costs which are variable rather than fixed are expensed in the period incurred.

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

Advertising Expense

Advertising costs are expensed as incurred.  Total advertising expenses were approximately $139,000 and $92,000 for the years ending December 31, 2025 and 2024, respectively.

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

Earnings (Loss) Per Share

Basic earnings (loss) per share exclude any dilutive effects of stock options. Basic earnings (loss) per share are computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted-average number of common shares and common stock equivalent shares outstanding during the period. The common stock equivalent shares from equity awards used in calculating diluted earnings per share were 86,000 and 74,000 for the years ended December 31, 2025 and 2024, respectively. Excluded from the computation of diluted earnings per share were options to purchase 200,000 and 200,000 shares of common stock because of the net loss in 2025 and 2024, thus the options were anti-dilutive for the years ended December 31, 2025 and 2024, respectively.

Diversification of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of trade receivables. Our trade receivables are geographically dispersed and include customers in many different industries.  Our consolidated accounts receivable balance as of December 31, 2025 and 2024 includes foreign accounts receivable in the functional currency of our foreign subsidiaries amounting to $612,000 and $1.2 million, respectively.  We generally do business with our foreign distributors in U.S. Dollars. We believe that the risk of loss is significantly reduced due to the diversity of our end customers and sales geographies. We perform on-going credit evaluations of our customers’ financial conditions and require collateral, such as letters of credit and bank guarantees, or prepayment whenever deemed necessary.

The following represented greater than 10% of our accounts receivable for the applicable years:

Percentage of Accounts Receivable	2025	2024

Number of customers	3	2

Approximate percentage of accounts receivable balance	49%	43%

Percentage of Customer 1	19%	30%
Percentage of Customer 2	16%	13%
Percentage of Customer 3	14%	-

Diversification of Net Sales

The following represented greater than 10% of net sales for the applicable years:

Percentage of Net Sales	2025	2024

Number of customers	3	2

Approximate percentage of net sales	41%	34%

Percentage of Customer 1	18%	19%
Percentage of Customer 2	12%	15%
Percentage of Customer 3	11%	-

Reclassifications

Certain prior‑year amounts have been reclassified within the notes to the consolidated financial statements to conform to the current‑year presentation. These reclassifications had no impact on the consolidated balance sheets, statements of operations, statements of comprehensive income (loss), statements of stockholders’ equity or cash flows as previously reported.

New Accounting Pronouncements – Standards Issued and Implemented

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which expands disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 became effective for the Company’s annual period beginning January 1, 2025, and has been applied on a prospective basis in these consolidated financial statements.

New Accounting Pronouncements – Standards Issued and Not Yet Implemented

In November 2024, the FASB issued ASU 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation (Subtopic 220-40),” which requires disclosure of specific information about costs and expenses within relevant expense captions on the face of the income statement. This standard is effective for the Company’s annual reporting period beginning January 1, 2027, and interim reporting periods beginning January 1, 2028, and should be applied retrospectively to all comparative periods. Early adoption is permitted. The Company is currently evaluating the effects of adopting this new accounting guidance.

NOTE 2 – TRADE ACCOUNTS RECEIVABLE, NET

	December 31, 2025	December 31, 2024
(in thousands)
Trade accounts receivable	$2,870	$3,982
Less allowance for credit losses	29	22
Trade accounts receivable, net*	$2,841	$3,960

________________

Trade accounts receivable, net was $5.7 million as of December 31, 2023.

Changes in Data I/O’s allowance for credit losses are as follows:

	December 31, 2025	December 31, 2024
(in thousands)
Beginning balance	$22	$72
Credit loss (reversal)	7	(3)
Accounts written-off	-	(47)
Ending balance	$29	$22

NOTE 3 – INVENTORIES

	December 31, 2025	December 31, 2024
(in thousands)
Raw material	$2,912	$3,273
Work-in-process	1,661	1,845
Finished goods	1,137	1,094
Inventories	$5,710	$6,212

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT, NET

	December 31, 2025	December 31, 2024
(in thousands)
Leasehold improvements	$356	$343
Equipment	4,242	3,777
Sales demonstration equipment	1,029	1,031
	5,627	5,151
Less accumulated depreciation	4,820	4,150
Property and equipment, net	$807	$1,001

Total depreciation expense recorded for 2025 and 2024 was $495,000 and $564,000, respectively.

NOTE 5 – OTHER ACCRUED LIABILITIES

Other accrued liabilities consisted of the following components:

	December 31, 2025	December 31, 2024
(in thousands)
Lease liability - short term	$690	$640
Product warranty	517	350
Sales return reserve	32	32
Other taxes	60	69
Other	29	70
Other accrued liabilities	$1,328	$1,161

The changes in our product warranty liability for the year ended:

	December 31, 2025	December 31, 2024
(in thousands)
Liability, beginning balance	$350	$449
Net expenses	576	901
Warranty claims	(576)	(901)
Accrual revisions	167	(99)
Liability, ending balance	$517	$350

NOTE 6 –LEASES

Operating Lease Commitments

We have commitments under non-cancellable operating leases and other agreements, primarily for factory and office space, with initial or remaining terms of one year or more. Future minimum lease payments as of December 31 are as follows:

(in thousands)
2026	$775
2027	694
2028	433
2029	369
2030	-
Thereafter	-
Total	2,271
Less imputed interest	(170)
Total operating lease liabilities	$2,101

Cash paid for amounts included in the measurement of lease liabilities was $735,000 and $795,000 for the years ended December 31, 2025 and 2024, respectively. The Company has no finance leases. The total annual lease expense in 2025 and 2024, including operating lease expenses and short-term lease expenses of $30,000 and $38,000, was approximately $807,000 and $845,000, respectively.  Variable payments were not material and were treated as non-lease components and were recognized in the period for which the costs occur.

For the largest lease component, the company has three facilities with our headquarters and primary engineering and operational functions located in Redmond, Washington.  Our two subsidiary facilities in Munich, Germany and Shanghai, China provide extended worldwide sales, service, engineering and operations services.   The lease payment decrease in 2025 versus 2024 was due primarily to the realization of a full year of the reduction in lease rates for our Redmond, Washington and Shanghai, China facilities effected in 2024 when, the Redmond lease was renewed and extended by 3.75 years and the Shanghai, China lease was renewed and extended by 3 years. Right-of-use assets obtained in exchange for lease liabilities was approximately $2.5 million the year ended December 31, 2024

The Redmond, Washington headquarters facility lease runs to October 31, 2029, at approximately 20,460 square feet.  The lease for the facility located in Shanghai, China runs to October 31, 2027, at approximately 19,400 square feet.  The lease for the facility located near Munich, Germany runs to August 2027, at approximately 4,895 square feet.

The following table presents supplemental balance sheet information related to leases as of December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
(in thousands)
Right-of-use assets (Long-term other assets)	$2,005	$2,704
Lease liability-short term (Other accrued liabilities)	$690	$640
Lease liability-long term (Operating lease liabilities)	$1,411	$2,064

At December 31, 2025, the weighted average remaining lease term is 3.2 years and the weighted average discount rate is 5%.

Lessor Arrangements

During the year ended December 31, 2025, the Company recognized approximately $0.6 million of revenue from one sales‑type lease related to the lease of programming equipment, which is included in Platform Sales in the consolidated statements of operations. The Company did not recognize sales‑type lease revenue during the year ended December 31, 2024. The Company does not typically enter into sales‑type lease arrangements and does not expect such arrangements to be recurring.

We determined the residual value of this leased equipment based on its estimated end-of-term market value.  We estimate the residual value of leased equipment at the inception of the lease based on a number of factors, including historical wholesale market sales prices, past remarketing experience and any known significant market/product trends.  We also consider the following critical factors in our residual value estimates: lease term, market size and demand, total expected hours of usage, machine configuration, application, location, model changes, quantities, third-party residual guarantees and contractual customer purchase options. Although the lease permits month‑to‑month continuation, the Company has concluded that the lessee is reasonably certain to exercise the purchase option. Accordingly, as of December 31, 2025, substantially all remaining undiscounted lease payments related to the Company’s sales‑type lease are expected to be received in 2026. The timing of such payments is consistent with the Company’s estimate of the exercise of the purchase option and supports the carrying amount of the net investment in the lease recognized as of December 31, 2025.

At December 31, 2025, the Company’s net investment in sales‑type leases was $0.4 million, which is included in Trade accounts receivable, net on the consolidated balance sheets. The net investment represents the present value of future lease payments and the expected purchase option proceeds, discounted at the rate implicit in the lease.

NOTE 7 – OTHER COMMITMENTS

We have purchase obligations for inventory and production costs, as well as other obligations such as capital expenditures, service contracts, marketing, and development agreements. Arrangements are considered purchase obligations if a contract specifies all significant terms, including fixed or minimum quantities to be purchased, a pricing structure and approximate timing of the transaction. Most arrangements are cancelable without a significant penalty, and with short notice, typically less than 90 days.  On December 31, 2025, we had contracts with a commitment of approximately $905,000, of which approximately $585,000 is expected to be paid during 2026, $160,000 during 2027, $160,000 during 2028, $0 during 2029, 2030 and thereafter.

NOTE 8 – CONTINGENCIES

As of December 31, 2025, we were not a party to any legal proceedings or aware of any indemnification agreement claims, the adverse outcome of which in management’s opinion, individually or in aggregate, would have a material adverse effect on our results of operations or financial position.

NOTE 9 – STOCK AND RETIREMENT PLANS

Stock Option Plans

At December 31, 2025, there were 400,838 shares available for future grant under the Data I/O Corporation 2023 Omnibus Incentive Compensation Plan (the “2023 Plan”). At December 31, 2025, there were shares of Common Stock reserved for issuance for outstanding awards. Pursuant to the 2023 Plan, options are granted to our officers and key employees with exercise prices equal to the fair market value of the Common Stock at the date of grant and generally vest over four years. Options granted under the plan have a maximum term of six years from the date of grant. Stock awards are granted under the 2023 Plan which for RSU awards generally vest over three or four years and one year for non-employee Directors. Performance Share Unit (PSU) awards vest based upon three-year performance achievement. The performance measures for the PSUs awarded in 2023 are cumulative revenue growth over the three-year period ending December 31, 2025. The performance measures for the PSUs awarded in 2024 are revenue growth targets, EBITDA targets and for Engineers, project objectives for the three-year period ending December 31, 2026. There were no PSU awards granted in 2025.

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan (“ESPP”), eligible employees may purchase shares of our Common Stock at six-month intervals at 95% of the fair market value on the last day of each six-month period. Employees may purchase shares having a value not exceeding ten percent of their gross compensation during an offering period. During 2025 and 2024, a total of 4,250 and 5,019 shares, respectively, were purchased under the plan at average prices of $3.00 and $2.85 per share, respectively.  At December 31, 2025 and 2024, 14,637 and 16,955 shares were reserved for future grant respectively.

Stock Appreciation Rights Plan

We have a Stock Appreciation Rights (“SAR”) Plan under which each director, executive officer or holder of 10% or more of our Common Stock has a SAR with respect to each exercisable stock option. The SAR entitles the SAR holder to receive cash from us for the difference between the market value of the stock and the exercise price of the option in lieu of exercising the related option. SARs are only exercisable following a tender offer or exchange offer for our stock or following approval by shareholders of any merger, consolidation, reorganization or other transaction providing for the conversion or exchange of more than 50% of the common shares outstanding. As no event has occurred which would make the SARs exercisable, and no such event is deemed probable, no compensation expense has been recorded under this plan. At December 31, 2025 and 2024, there were 200,000 and 200,000 SARs outstanding, respectively.

Retirement Savings Plan

We have a savings plan that qualifies as a cash or deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the plan, participating U.S. employees may defer their pre-tax salary or post-tax salary if Roth is elected, subject to IRS limitations. In fiscal year 2025, we contributed one dollar for each dollar contributed by a participant on the first two percent and $.50 for each dollar contributed by participant on the next four percent of a participant’s eligible earnings. Our matching contribution expense for the savings plan, net of forfeitures, was approximately $197,000 and $217,000 in 2025 and 2024, respectively. Employer matching contributions owed to the plan were $219,000 and $230,000 at December 31, 2025 and 2024, respectively.

NOTE 10 – SHARE-BASED COMPENSATION

For share-based awards granted, we have recognized compensation expense based on the estimated grant date fair value method. For these awards we have recognized compensation expense using a straight-line amortization method and reduced for estimated forfeitures. The impact on our results of operations of recording share-based compensation for the years ended December 31, 2025 and 2024 was as follows:

	Year Ended December 31,
	2025	2024
(in thousands)
Cost of goods sold	$98	$112
Research and development	170	228
Selling, general and administrative	429	636
Total share-based compensation	$697	$976

The following table summarizes stock option activity under our stock option plans for the twelve months ended December 31, 2025 and 2024:

	2025			2024
	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life in Years	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life in Years

Outstanding at beginning of year	200,000	$2.39		12,500	$4.98
Granted	-	-		200,000	2.39
Exercised	-	-		-	-
Cancelled, Expired or
Forfeited	-	-		(12,500)	(4.98)
Outstanding at end of year	200,000	$2.39	4.67	200,000	$2.39	5.67

Vested or expected to vest at end of the period	190,445	$2.39		182,676	$2.39
Exercisable at end of year	62,500	$2.39		12,500	$2.39

The aggregate intrinsic value of outstanding options is $81,540.  There were no stock option awards exercised in 2025 or 2024.

Restricted stock award activity including performance-based stock award activity under our share-based compensation plan was as follows:

	2025		2024
	Awards	Weighted - Average Grant Date Fair Value	Awards	Weighted - Average Grant Date Fair Value
Outstanding at beginning of year	471,900	$3.55	728,625	$4.17
Granted	212,348	2.76	363,150	2.87
Vested	(195,775)	3.62	(296,209)	4.12
Cancelled	(120,343)	3.61	(323,666)	3.66
Outstanding at end of year	368,130	$3.04	471,900	$3.55

During the years ended December 31, 2025 and 2024, 1,100 and 86,507 shares, respectively, were withheld from issuance related to restricted stock units vesting and stock option exercises to cover employee taxes and stock options exercise price.

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

The remaining unamortized expected future compensation expense and remaining amortization period associated with unvested option grants and restricted stock awards are:

	December 31, 2025	December 31, 2024

Unamortized future compensation expense	$924,149	$1,413,500
Remaining weighted average amortization period in years	1.90	2.31

The weighted average number of shares outstanding used to compute earnings (loss) per share included the following:

	Year Ended December 31,
	2025	2024

Weighted average shares outstanding	9,328,776	9,149,538
Restricted and Performance Stock Units	-	-
Stock Options	-	-
Weighted average shares	9,328,776	9,149,538

NOTE 11 – SHARE REPURCHASE PROGRAMS

Data I/O did not have a share repurchase program in 2025 or 2024.

NOTE 12 – INCOME TAXES

Components of income (loss) before taxes:

	Year Ended December 31,
(in thousands)	2025	2024
U.S. operations	$(5,030)	$(3,591)
Foreign operations	34	884
Total income (loss) before taxes	$(4,996)	$(2,707)

Income tax expense (benefit) consists of:

	Year Ended December 31,
(in thousands)	2025	2024
Current tax expense (benefit)
U.S. federal	$0	$0
State	2	4
Foreign	(12)	382
	(10)	386
Deferred tax expense (benefit) – foreign	250	-
Total income tax expense (benefit)	$240	$386

For the year ended December 31, 2025, income tax expense includes $250,000 of deferred tax expense resulting from  the recognition of deferred tax liabilities associated with outside basis differences in foreign subsidiaries.

Effective Rate Reconciliation:

(In thousands)	2025	Percent

U.S. federal statutory tax	$(1,049)	21.00%
State and local income tax, net of federal income tax effect	2	(0.04)%

Foreign tax effects:
China:
Withholding tax	271	(5.42)%
Statutory rate differential	(180)	3.60%
Germany:
Statutory rate differential	139	(2.78)%

Tax Credits:
Research and development credit	(47)	0.94%
Changes in valuation allowances	1,267	(25.36)%
Nontaxable or nondeductible items:
Permanent differences - stock compensation	(111)	2.22%
Permanent differences - other	8	(0.16)%
Changes in unrecognized tax benefits	(31)	0.62%
Other adjustments	(29)	0.58%
Global effective tax	$240	(4.80)%

The following table presents the required disclosures prior to our adoption of ASU 2023-09 and reconciles the U.S. federal statutory income tax rate to the actual global effective income tax rate for the year ended December 31, 2024:

(In thousands)	2024
Statutory tax	$(568)
State and foreign income tax, net of federal income tax benefit	150
Valuation allowance for deferred tax assets	804
Foreign sourced deemed dividend income	175
Stock based compensation	(168)
Other	(7)
Total income tax expense (benefit) (effective tax rate of (14.3%))	$386

On July 4, 2025, the One Big Beautiful Bill Act (Act) was signed into law. The Act makes permanent key elements of the Tax Cuts and Jobs Act, including 100 percent bonus depreciation, domestic research cost expensing, increases the AMIC to 35 percent from 25 percent and makes modifications to the international tax framework. The Act includes multiple effective dates, with certain provisions effective in 2025 and others phased in through 2027.  We continue to evaluate the impact of the Act's provisions that will take effect in future years. As a result of this legislation, the Company is deducting its domestic Section 174A expenditures beginning in the 2025 taxable year.

As noted in the 2025 rate reconciliation above, we derive the effective tax rate benefit, or detriment, attributed to non-U.S. income taxed at different rates primarily from our operations in China, among others.

Deferred Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of our deferred tax assets and liabilities at the end of each period were as follows:

(In thousands)	2025	2024
Allowance for credit losses	$6	$4
Inventory and product return reserves	1,419	1,666
Compensation accruals	3,013	2,791
Book-over-tax depreciation and amortization	20	12
Foreign net operating loss carryforwards	415	241
U.S. net operating loss carryforwards	4,063	2,983
U.S. credit carryforwards	1,642	1,564
Gross deferred tax assets	$10,578	$9,261
Valuation allowance	(10,506)	(9,239)

Total net deferred tax assets	$72	$22

Deferred tax liabilities:

(In thousands)	2025	2024
Accrued liabilities	$(72)	$(22)
Deferred tax liabilities - foreign	(250)	-

Total gross deferred tax liabilities	(322)	(22)
	$(250)	$0

Changes in the valuation allowance for deferred tax assets were as follows:

2025
Balance at Beginning of Year	$9,239
Additions charged to expenses/other accounts	1,267
(Deductions) recoveries, net	-
Balance at End of Year	$10,506

The change in valuation allowance is substantially attributable to the uncertainty regarding the realizability of our U.S. deferred tax assets. As of December 31, 2025, our federal and non-U.S. net operating loss carryforwards for income tax purposes were $19,345,000 and $1,690,000 respectively. The majority of the federal and non-U.S. net operating loss carryforwards have multiple expiration dates. The remaining federal U.S. net operating loss carryforwards expire at various dates through 2034.The Company has determined that certain undistributed earnings of its foreign subsidiaries are indefinitely reinvested. Accordingly, no deferred income taxes have been recorded on those earnings. The deferred tax liability related to these indefinitely reinvested earnings that has not been recognized was approximately $294,000 as of December 31, 2025. Deferred income taxes have been recorded for undistributed foreign earnings that are expected to be repatriated.

Uncertain Tax Positions

(In thousands)	2025	2024
Beginning gross unrecognized tax benefits	$442	$430

Settlements and effective settlements with tax authorities	-	-
Changes in balances related to tax position taken during prior periods	-	-
Changes in balances related to tax position taken during current period	(31)	12
Ending gross unrecognized tax benefits	$411	$442

Historically, we have incurred minimal interest expense, and no penalties associated with tax matters.  We have adopted a policy whereby amounts related to penalties associated with tax matters are classified as general and administrative expense when incurred and amounts related to interest associated with tax matters are classified as interest income or interest expense.

Tax years that remain open for examination include 2022, 2023, 2024 and 2025 in the United States of America.  In addition, various tax years from 2004 to 2014 may be subject to examination if we utilize the net operating losses and credit carryforwards from those years in our current or future year tax returns.

Income Tax Paid

We adopted ASU 2023-09 on a prospective basis for the year ended December 31, 2025 and have included the following table as a result of our adoption, which presents income taxes paid (net of refunds received) for the year ended December 31, 2025:

(In thousands)	2025
Federal taxes	$0
State taxes	2
Foreign taxes (China, others minimal)	8
Total income tax paid	$10

NOTE 13 – SEGMENT INFORMATION

Data I/O operates as a single segment entity, with the sole objective to design, manufacture, and sell programming systems. We operate in three separate locations – Redmond, Washington; Shanghai, China; and Munich, Germany – these locations function as part of a single, integrated business and all operations are strategically aligned to support this objective.

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

	Year Ended
(in thousands)	December 31, 2025	December 31, 2024
Net sales	$21,500	$21,769
Cost of goods sold	10,904	10,163
Gross margin	10,596	11,606
Operating Expenses:
Employee expenses	9,213	9,715
Customer acquisition costs	1,259	1,268
Professional and outside services	2,953	2,025
Occupancy costs	980	787
Depreciation and amortization	460	540
Other expense (income)	847	309
Total operating expense	15,712	14,644
Operating income (loss)	$(5,116)	$(3,038)

NOTE 14 – GEOGRAPHIC INFORMATION

Major operations outside the U.S. include sales, engineering and service support by subsidiaries in Germany as well as in China, which also manufactures some of our products. None of our employees are represented by a collective bargaining agreement.

We determine international sales by the international geographic destination into which the products are sold and delivered and include not only sales by foreign subsidiaries but also export sales from the U.S. to our foreign distributors and to our representatives’ customers. Certain revenues recognized over time (for instance, multi-period service contracts under ASC 606) are allocated to geographic regions based on estimates, because our systems do not track the country of these revenues as they are deferred and recognized. In such cases, we allocate revenue to countries proportionally based on the initial contract value by country, which we believe is a reasonable approximation. International sales do not include transfers between Data I/O and our foreign subsidiaries. Long-lived assets are reported in the region where the asset is physically located, and consist of property, plant and equipment and other long-term assets.

The following tables provide summary operating information by geographic area:

	Year Ended December 31,
(in thousands)	2025	2024
Net sales by location:
United States	$1,289	$1,377
International	20,211	20,392
	$21,500	$21,769

International sales:
Germany	$4,236	$3,483
China	3,913	4,136
Mexico	3,763	3,701
Korea	2,516	3,265

Long-lived assets by location:
United States	$1,874	$2,500
Germany	310	446
China	747	927
	$2,931	$3,873

NOTE 15 – PRIOR PERIOD REVISION

The Company identified an error in the prior‑year disaggregated revenue amounts of net sales by type. As such, the Company has revised the net sales by type for the year ended December 31, 2024. This correction affected only the disaggregation of net sales among Platform, Adapter, and Software and Services sales and did not impact the Company’s previously reported consolidated balance sheets, statements of operations, comprehensive income (loss), or statements of cash flows. While the total revenue was not affected, the Company has revised the presentation of net sales by type for the year ended December 31, 2024 to enhance comparability.

Effect of Revision
Net sales by type	2024 As Previously Reported	Effect of Revision	2024 As Revised
(in thousands)
Platform Sales	$10,985	$(519)	$10,466
Adapter Sales	7,250	(60)	7,190
Software and Services Sales*	3,534	579	4,113
Total	$21,769	$0	$21,769

* includes service and parts sales associated with equipment service contracts

NOTE 16 – SUBSEQUENT EVENTS

In preparing the financial statements, the Company has reviewed all known events which occurred after December 31, 2025 through the date on which the financial statements are available for issuance, for potential recognition or disclosure in the consolidated financial statements and footnotes.

In January 2026, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission, providing the ability to issue up to $20 million of equity securities. The shelf registration provides financial flexibility for potential strategic initiatives, including acquisitions aligned with the Company’s growth strategy.

Also in January, the Company took steps to realign its German subsidiary, scaling back on some functions and bringing a number of roles back to headquarters which resulted in the elimination of several positions in the German subsidiary.

In February 2026, the Company announced a collaboration with IAR, a global leader in embedded development tools and security solutions, to combine IAR’s security expertise with Data I/O’s provisioning expertise. The collaboration is intended to create a frictionless solution that reduces the complexity inherent in current device provisioning approaches, simplifying the process of securely programming and provisioning devices across global manufacturing supply chains.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

As previously disclosed in the Company’s Annual Report on the Form 10-K for the year ended December 31, 2024, the Company identified a material weakness in our internal control over financial reporting in the areas of user access and segregation of duties related to the information technology system that support the Company’s financial reporting processes. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

During 2025, the Company implemented enhancements to system access controls, user access provisioning and de‑provisioning controls, role‑based access restrictions, monitoring controls over privileged access, improved segregation of duties, and expanded monitoring and review procedures in efforts to address the previously identified IT user access control deficiencies. The August 2025 ransomware incident prompted additional IT infrastructure improvements that support both cybersecurity and internal control objectives. Specifically, the Company removed administrative access from all employees outside of the IT department. We instituted regular reviews of access rights across all systems, and we implemented improved segregation of duties with respect to financial transactions and reporting, Management completed testing of the design and operating effectiveness of the revised controls and procedures during 2025.

While these actions were taken to improve access management and security controls, the material weakness was not fully remediated as of December 31, 2025. A material weakness continues to exist related to ineffective user access and segregation‑of‑duties controls within IT systems that support financial reporting, Accordingly, management concluded that the conditions underlying the previously identified IT‑related material weakness remained present as of December 31, 2025. Due to this material weakness, there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected on a timely basis.

In addition, management determined that the Company did not maintain effective controls over the completeness and accuracy of internally generated reports used in the preparation of the disaggregated revenue footnote. The report used to compile revenue by major category was not reconciled to the general ledger, resulting in a misstatement of revenue by category in previously issued financial statements. While total revenue and other primary financial statement line items were not affected, the control deficiency resulted in a misstatement of a required disclosure that could have been material and was not detected by the Company’s internal controls.

(a) Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective due to the material weakness described below.

(b) Management’s report on internal control over financial reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting is defined in Rule 13a-15(f) promulgated under the Exchange Act and includes those policies and procedures that:

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013).  Based on this assessment our Chief Executive Officer and Chief Financial Officer have concluded that material weaknesses existed related to segregation of duties and to the completeness and accuracy of internally generated reports used in the preparation of the disaggregated revenue footnote as of December 31, 2025.

Subsequent to the identification of the material weakness, management has implemented remediation actions designed to address the underlying control deficiencies, including enhancing review procedures and increasing management oversight over financial reporting activities. These actions are intended to improve the design and operation of the Company’s internal control environment. Management believes these remediation efforts appropriately address the root causes of the material weakness; however, the material weakness will not be considered remediated until the relevant controls have operated for a sufficient period of time and management has concluded, based on testing, that the controls are operating effectively. As of December 31, 2025, remediation efforts were ongoing. .

Item 9B. Other Information

During the year ended December 31, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding the Registrant’s directors is set forth under “Election of Directors” in our Proxy Statement relating to our annual meeting of shareholders to be held on June 11, 2026, and is incorporated herein by reference. Proxy Statement will be filed within 120 days of our year-end.

Information regarding the Registrant’s executive officers is set forth in Item 1 of Part I herein under the caption “Executive Officers of the Registrant.”

Code of Ethics

We have adopted a Code of Ethics that applies to all directors, officers and employees of Data I/O, including the Chief Executive Officer and Chief Financial Officer. The Code of Ethics is posted on the corporate governance page of our website.

Item 11. Executive Compensation

Information called for by Part III, Item 11, is included in our Proxy Statement relating to our annual meeting of shareholders to be held on June 11, 2026 and is incorporated herein by reference.

The Board has previously adopted a clawback policy which allows us to recover performance-based compensation in the event of an accounting restatement. The policy is incorporated by reference as an exhibit to this Form 10-K.  In connection with the preparation of this annual report, we determined that there was an error to previously issued financial statements, which has been corrected in this annual report.  As such, we are conducting a clawback analysis in connection with the restatement as required by the Company’s policies but have not yet determined if any erroneously awarded compensation was paid based on the restated financial results

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information called for by Part III, Item 12, is included in our Proxy Statement relating to our annual meeting of shareholders to be held on June 11, 2026 and is incorporated herein by reference.

Equity Compensation Plan Information

The following table gives information about our Common Stock that may be issued upon the exercise of options and rights under all of our existing equity compensation plans as of December 31, 2025.

	(a) Number of securities to be issued upon the exercise of outstanding options, warrants and rights	(b) Weighted–average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by the security holders (1) (2)	200,161	$2.39	419,564
Equity compensation plans not approved by the security holders (3)	-	-	-
Total	200,161	$2.39	419,564

(1)	Represents shares of our Common Stock issuable pursuant to the Data I/O Corporation 2023 Omnibus Incentive Compensation Incentive Plan, 2000 Stock Compensation Incentive Plan, and 1982 Employee Stock Purchase Plan. Table excludes unvested: RSU awards of 331,400 from the 2000 Plan 2023 Plan, and PSU awards of 36,750 from the 2023 Plan.
(2)	Stock Appreciation Rights Plan (“SAR”) provides that directors, executive officers or holders of 10% or more of our Common Stock have an accompanying SAR with respect to each exercisable option. While the plan has been approved by the security holders, no amounts are included in columns (a), (b), or (c) relating to the SAR.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to the Proxy Statement relating to our annual meeting of shareholders to be held on June 11, 2026.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to the Proxy Statement relating to our annual meeting of shareholders to be held on June 11, 2026.

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

(2)

Data I/O Corporation Tax Deferral Retirement Plan and Trust with Empower Retirement (formerly known as Great West Financial (formerly known as Orchard Trust Company)). See Exhibits 10.10, 10.11, 10.12, 10.20, 10.21 and 10.28.

(3)	Summary of Amended and Restated Management Incentive Compensation Plan. See Exhibit 10.2.

(4)	Amended and Restated 1983 Stock Appreciation Rights Plan. See Exhibit 10.1.

(5)	Amended and Restated Executive Agreements. See Exhibit 10.18, and 10.29

(6)	1996 Director Fee Plan (terminated in 2023). See Exhibit 10.4.

(7)	Data I/O Corporation 2000 Stock Compensation Incentive Plan. See Exhibit 10.6, 10.9, 10.15, 10.17, 10.26 and 10.30 .

(8)	Form of Option Agreement. See Exhibit 10.7.

(9)	Form of Indemnification Agreement. See Exhibit 10.13.

(10)	Letter Agreement with Anthony Ambrose. See Exhibit 10.14.

(11)	Letter Agreement with Rajeev Gulati. See Exhibit 10.16.

(12)	Form of Executive Agreement. See Exhibit 10.18 and 10.29.

(13)	Form of Restricted Stock Unit Award Agreement. See Exhibit 10.18 and 10.33.

(14)	Letter Agreement with Michael Tidwell. See Exhibit 10.25.

(15)	Data I/O Corporation 2023 Omnibus Incentive Compensation Incentive Plan. See Exhibit 10.31.

(16)	Form of Performance Stock Unit Award Agreement. See Exhibit 10.32.

(17)	Letter Agreement with Gerald Y. Ng. See Exhibit 10.34.

(18)	Executive Employment Agreement with William Wentworth. See Exhibit 10.35.

(19)	Transition Agreement with Anthony Ambrose. See Exhibit 10.36.

(20)	Executive Employment Agreement with Charles DiBona and Amendment No. 1 to the Executive Employment Agreement with Charles DiBona. See Exhibit 10.39. and 10.40.

(2)	Index to Financial Statement Schedules:

	Schedule II – Consolidated Valuation and Qualifying Accounts	68

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

63

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

64

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

10.38

Independent Contractor Agreement and Proposal and Statement of Work effective on April 28, 2025 between Data I/O Corporation and Theisen Advisory Group, LLC dba TAG CXO (Incorporated by reference to Form 10-Q filed on August 12, 2025).

65

	10.39	Executive Employment Agreement with Charlies DiBona (Incorporated by reference to Form 8-K filed on August 12, 2025).

	10.40	Amendment No. 1 to the Executive Employment Agreement with Charles DiBona (incorporated by reference to Form 8-K filed on August 14, 2025).

	19.1	Insider Trading Policy

	21.1	Subsidiaries of the Registrant

	23.1	Consent of Independent Registered Public Accounting Firm

31	Certification – Section 302:

	31.1	Chief Executive Officer Certification
	31.2	Chief Financial Officer Certification

32	Certification – Section 906:

	32.1	Chief Executive Officer Certification
	32.2	Chief Financial Officer Certification

	97	Data I/O Corporation INCENTIVE COMPENSATION RECOVERY POLICY (Incorporated by reference to Data I/O’s 2023 Annual Report on Form 10-K (File No. 0-10394).

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T

Item 16.  Form 10-K Summary

None.

66

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATA I/O CORPORATION (REGISTRANT)

DATED: April 16, 2026	By:	/s/William Wentworth
William Wentworth
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME & DATE			TITLE

By:	/s/William Wentworth	April 16, 2026	President and Chief Executive Officer
	William Wentworth		(Principal Executive Officer), Director

By:	/s/ Charles J. DiBona	April 16, 2026	Chief Financial Officer Vice President
	Charles J. DiBona		Secretary, Treasurer (Principal Financial and Accounting Officer)

By:	/s/Douglas W. Brown	April 16, 2026	Director
Douglas W. Brown

By:	/s/Sally A. Washlow	April 16, 2026	Director
Sally A. Washlow

By:	/s/Edward J. Smith	April 16, 2026	Director
Edward J. Smith

By:	/s/Garrett Larson	April 16, 2026	Director
Garrett Larson

By:	/s/Steven Waszak	April 16, 2026	Director
Steven Waszak

67

DATA I/O CORPORATION

SCHEDULE II – CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charged/ (Credited) to Costs and Expenses	Deductions-Describe		Balance at End of Period
(in thousands)
Year Ended December 31, 2024:
Allowance for credit losses	$72	$(3)	$(47	)(1)	$22

Year Ended December 31, 2025:
Allowance for credit losses	$22	$7	$-	(1)	$29

(1)	Uncollectable accounts written off, net of recoveries

68