Form 10-K/A
period 2025-12-31
DATA I/O CORP
filed 2026-04-30
CIK 351998

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b) ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

Aggregate market value of voting and non-voting common equity held by non-affiliates on the registrant as of June 30, 2025: $26,901,555

Shares of Common Stock, no par value, outstanding as of April 14, 2026: 9,394,422

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K (the “2025 Form 10-K”) of Data I/O Corporation (the “Company”) for the fiscal year ended December 31, 2025 (the “2025 Fiscal Year”), as filed with the Securities and Exchange Commission (the “SEC”) on April 16, 2026.

We are filing this Amendment to amend the following:

•	Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of Part II of the 2025 Form 10-K is hereby amended and restated in its entirety to correct a typographical error of the change in the working capital from 2024 to 2025;
•	Various Items in Part III of the 2025 Form 10-K to include the information required by and not included in Part III of the 2025 Form 10-K because we do not intend to file our definitive proxy statement within 120 days of the end of the 2025 Fiscal Year; and
•	The Exhibit Index in Item 15 of Part IV of the 2025 Form 10-K is hereby amended and restated in its entirety and currently dated certifications required under Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits to this Amendment. Because no financial statements are contained within this Amendment, we are not filing currently dated certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except as described above, no other changes have been made to the 2025 Form 10-K. The 2025 Form 10-K continues to speak as of the date of the 2025 Form 10-K, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the 2025 Form 10-K other than as expressly indicated in this Amendment.

PART II

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

RESULTS OF OPERATIONS:

NET SALES

Net sales by location	2025	Change	2024
(in thousands)
United States	$1,289	(6.4%)	$1,377
% of total	6.0%		6.3%
International	$20,211	(0.9%)	$20,392
% of total	94.0%		93.7%

Net sales by type	2025	Change	2024 (as Revised)
(in thousands)
Platform Sales	$8,997	(14.0%)	$10,466
Adapter Sales	7,903	9.9%	7,190
Software and Services Sales*	4,600	11.9%	4,113
Total	$21,500	(1.2%)	$21,769

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

INTEREST

	2025	Change	2024
(in thousands)
Interest income	$130	(52.4)%	$273

Interest income was lower for the year ended December 31, 2025 compared to 2024 primarily due to lower invested balances.

INCOME TAXES

	2025	Change	2024
(in thousands)
Income tax (expense) benefit	$(240)	(37.8)%	$(386)

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

FINANCIAL CONDITION:

LIQUIDITY AND CAPITAL RESOURCES

	2025	Change	2024
(in thousands)
Working capital	$12,270	$(3,815)	$16,085

Working capital decreased by $3.8 million during 2025, primarily due to the revenue decline and resulting operating loss. Our current ratio was 3.3 and 4.2 for December 31, 2025 and 2024, respectively.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Director Biographies

William Wentworth, age 60, was elected a director of Data I/O effective May 18, 2023 and became President on September 1, 2024 and Chief Executive Officer (CEO) on October 1, 2024. Prior to that, he was the Principal Managing Partner of Wentworth Advisors, LLC a consulting firm. He was a co-founder of Source Electronics Corporation in 1988, and he led a majority exit with HIG Capital in 2001. He navigated the business through the 2001 technology recession with a successful exit in 2008 to Avnet Inc. Mr. Wentworth was Senior Vice President and General Manager at Avnet Logistics Services from 2008 to 2012. In January of 2013 he joined Avnet Technology Solutions serving as Senior Vice President and Global Leader of Services until mid 2015. During the prior six years before joining Data I/O, he was with Wentworth Advisors, LLC. where he consulted with IT Services Firms to launch GTM Strategies (services, solutions) in the Cloud, and data and analytics space (Snowflake/Databricks). He worked with several private equity firms/family offices advising on technology acquisitions. He served as the Managing Director of Blankfactor, a global technology partner that provides end-to-end digital services. He served as a board member of Excellarate, a Frontenac Company, and Synerzip/Prime Technology Group (led the business/investment rational) from January 2020 through February 2023. He was the part-time Chief Strategy Officer of Planar Semiconductor since February 2022. Mr. Wentworth was named New Hampshire’s Entrepreneur of the Year in 2001 and was a finalist for the Ernst & Young Entrepreneur of the Year Award in 1999, 2000, and 2001. Mr. Wentworth has an associates degree in Electronics from ATI Technical Institute.

Mr. Wentworth has extensive executive experience in the semiconductors, programming services, and technology sector and his role as our President and CEO gives him knowledge as well as unique insight into our challenges, opportunities and operations, for which the Board of Directors believes he is qualified to serve as a director of Data I/O.

Sally A. Washlow, age 54, was appointed a director of Data I/O effective October 28, 2020. Ms. Washlow is Chief Executive Officer of Orion Energy Systems (NASDAQ: OESX). Previously, from 2019 until May 2025, she was a Practice Lead for LHH’s International Center for Executive Options working with senior level and C-Suite executives from companies ranging from Fortune 10 to privately held. She operates SW Consulting LLC supporting companies with executive management, strategy initiatives and board service to privately held companies since 2017. From 2015 to 2017, Ms. Washlow was the Chief Executive Officer of Cedar Electronics Corporation, a supplier of radar detectors, GPS systems, dash cameras and other electronic products, and led the integration of the Cobra and Escort electronics businesses. Prior to that, she worked for 13 years at Cobra Electronics Corporation (COBR) in various capacities, including as President from 2013 until 2015. Prior roles included leadership positions in product development, marketing and supply chain with Motorola in the automotive and telecommunication sectors along with LG/ Zenith and the launch of Digital Television. Ms. Washlow previously served on the board of Orion Energy Systems (NASDAQ: OESX) and was the chair of the Compensation Committee. She is on the board of the Northbrook Bank and Trust Company, N.A., a Wintrust Community Bank (NASDAQ: WTFC). She formerly was a member of the Consumer Technology Association and served on the audit committee as well as the Board of Industry Leaders. Until August 2023, she was a board member and served as Chair of Costar Technologies, Inc. (OTC Markets Group: CSTI). Ms. Washlow received an MBA in Marketing from DePaul University and a BA in Supply Chain Management from Michigan State University.

Ms. Washlow, as a Chief Executive Officer and a consultant , has extensive experience as an operating leader in the security and automotive electronics markets, for which the Board of Directors believes she is qualified to serve as a director of Data I/O.

Edward J. Smith, age 63, was appointed a director of Data I/O effective February 23, 2022 and appointed Chair of the Board on December 3, 2025. Currently he is also serving as the Chairman of the Board of SMTC Corporation. Previously he served as the President and Chief Executive Officer of SMTC Corporation from 2017 until May 2024. He served as President of Avnet Inc. for 7 years and held various other senior positions since 1994. Mr. Smith served as President and Chief Executive Officer of SMTEK International Inc. from 2002 to 2004, a tier II manufacturer in the EMS industry. Mr. Smith is a seasoned and successful executive with more than 25 years of experience in electronic manufacturing services (EMS) industry and the electronic components distribution industry. He has served on numerous private company and non-profit boards. On December 9, 2025 he was appointed Chairman of the Board of Dye & Durham Corporation (TSX: DND). Mr. Smith previously served on the board of directors of SMTC Corporation (NASDAQ: SMTX) until it went private in 2021. On August 21, 2024, he resigned from the board of directors of Aqua Metals, Inc. (NASDAQ: AQMS). Mr. Smith is the founder and currently runs the We Will Never Forget charitable foundation.

Mr. Smith has extensive board, CEO and industry expertise, for which the Board of Directors believes he is qualified to serve as a director of Data I/O.

Garrett Larson, age 30, was appointed a director of Data I/O effective January 23, 2025. Mr. Larson is a Senior Equity Analyst with Kanen Wealth Management, LLC with a proven track record in equity analysis and strategic decision-making. Over the past nine years he has successfully led sector verticals across consumer and technology groups for various multi-billion dollar hedge funds, including Kynikos Associates and SPX Capital. As a Senior Equity Analyst, Mr. Larson has an extensive track record of creating value and providing valuable insights to companies. He has a deep understanding of financial markets and his strategic acumen will be invaluable in guiding Data I/O’s initiatives to enhance operational efficiency, evaluate potential M&A, and drive long-term growth. Mr. Larson has a Bachelor of Science in Finance from Florida State University.

Mr. Larson has extensive experience in capital markets and value creation, for which the Board of Directors believes he is qualified to serve as a director of Data I/O.

Steven Waszak, age 68, was appointed a director of Data I/O effective December 3, 2025. Currently he is the Chief Financial Officer of SMTC Corporation. Prior to SMTC Corporation, Mr. Waszak served as CFO from 2015 to 2018 at Connected-Holdings, LLC, a vertically integrated, Internet of Things “IoT” intelligent services provider. From 2010 to 2014, Mr. Waszak held the role of CEO and President of BTI Systems, a developer of optical networks + innovative data-center interconnect solutions for smart-cloud providers acquired by Juniper Networks (NYSE: JNPR). Mr. Waszak’s C-Suite experience also includes serving as Vice President of Global Sales Operation for Ciena Corporation (NYSE: CIEN) following the acquisition of Internet Photonics (a Bell Labs spin-out), where he held the position of CFO/COO. Mr. Waszak has served on Board of Directors of private entities and publicly traded companies including SMTEK International (NASDAQ: SMTK) and Retix (NASDAQ) layer-3 routing + network management software for large enterprises. Mr. Waszak has more than 30 years’ experience as a technology executive, across corporate finance and strategic development roles and has led teams through multiple M&A transactions exceeding $1 billion in value. Mr. Waszak has a Bachelor of Science in Accounting (Business/Economics concentration) from Loyola Marymount University, Los Angeles and holds an Executive Development Program Certificates from Harvard Business School and Kellogg School of Management.

Mr. Waszak has extensive board, CFO and industry expertise, for which the Board of Directors believes he is qualified to serve as a director of Data I/O.

Executive Officers

Information regarding the Registrant’s executive officers is set forth in Item 1 of Part I of the 2025 Form 10-K under the caption “Executive Officers of the Registrant.”

Family Relationships

Data I/O is not aware of any family relationships between any director, director nominee or executive officer of Data I/O.

Board Committees and Charters

The Board of Directors had three standing Committees during 2025: The Audit Committee, the Compensation Committee and the Corporate Governance and Nominating Committee. Each committee was comprised solely of independent directors during 2025, as defined by applicable SEC rules, NASDAQ listing standards including director independence generally as well as additional independence requirements for audit and compensation committees, and the Sarbanes-Oxley Act of 2002. The following table shows the composition of the Board Committees and Board Leadership structure during 2025 and through the date of this Amendment.

Director (M=member)	Audit Committee	Compensation Committee	Corporate Governance and Nominating Committee	Comments
William Wentworth				President & CEO
Doug Brown	Chair		M	Not standing for reelection at the Annual Meeting
Sally Washlow		M (Until 5/15/20205 Chair (starting 12/3/2025)	Chair (Until 5/15/2025) M (starting 5/15/2025)	Chair of the Board (until 12/3/2025)
Edward Smith	M	Chair (until 12/3/2025)	M	Chair of the Board (starting 12/3/2025)
Garrett Larson	M (starting 1/23/2025)	M (starting 1/23/2025)	M (starting 1/23/2025) Chair (starting 5/15/2025	A director effective 1/23/2025
Steven Waszak	M (starting 12/3/2025)	M (starting 12/3/2025)	M (starting 12/3/2025)	A director effective 12/3/2025

Audit Committee

The Audit Committee appoints, oversees, evaluates, and engages independent certified public accountants for the ensuing year and approves the compensation and other terms of such engagement; reviews the scope of the audit; periodically reviews Data I/O’s program of internal control and audit functions; receives and reviews the reports of the independent accountants; and reviews the annual financial report to the directors and shareholders of Data I/O. Each member of the Audit Committee is an independent director, as defined by applicable NASDAQ listing standards and the Sarbanes-Oxley Act of 2002. During 2025 and through the date of this Proxy statement, at least 2 Audit Committee members are “audit committee financial experts” as defined by the applicable SEC rules adopted pursuant to the Sarbanes-Oxley Act of 2002. The Audit Committee met three times during 2025 and recorded 100% committee attendance at such meetings held during their term of service. See the “Report of the Audit Committee” for additional information.

Corporate Governance and Nominating Committee

The Corporate Governance and Nominating Committee, or “CGNC”, develops, recommends to the Board of Directors, and monitors a set of corporate governance principles applicable to Data I/O. The CGNC seeks qualified candidates to serve on the Board of Directors, recommends them for the Board of Directors’ consideration for election as directors at the Annual Meeting of Shareholders and proposes candidates to fill vacancies on the Board of Directors. The CGNC met four times in 2025 and recorded no less than 100% committee attendance at such meetings held during their term of service. The CGNC continues to seek qualified candidates and recommends the director nominees to the Board of Directors. The CGNC identifies, evaluates, and recommends director nominees and Committee assignments which are described in greater detail below.

Compensation Committee

The Compensation Committee is composed entirely of independent directors, as defined by applicable NASDAQ listing standards for compensation committees. The Compensation Committee is responsible for setting and administering the policies which govern all of the compensation programs of Data I/O. The Compensation Committee may delegate its authority and duties to subcommittees or individual members of the Compensation Committee as it considers appropriate.

The Compensation Committee makes recommendations to the Board of Directors concerning the compensation of Data I/O’s executive officers. The Compensation Committee administers Data I/O’s long-term equity incentive plans. The Compensation Committee reviews all employee benefit programs and approves significant changes in major programs and all new programs. The Compensation Committee met four times during 2025 and recorded 100% committee attendance at such meetings held during their term of service.

As authorized by the Compensation Committee charter, the Compensation Committee may retain consultants or other advisors, as well as purchase compensation surveys, to assist in carrying out its responsibilities.

Consideration of Director Nominees

The Corporate Governance and Nominating Committee has developed, and the Board has approved, Board Responsibilities and Director Recruitment Objectives, which further outline our directors’ roles and responsibilities and desired traits, diversity, characteristics, experience and criteria for selection. The Corporate Governance and Nominating Committee in evaluating and determining whether to recommend a person as a candidate for election as a director consider, in light of the Board Responsibilities and Director Recruitment Objectives, considers the relevant management and/or technology industry experience of potential director candidates (such as experience as chief executive, operations or financial officer, or similar positions); business development, mergers and acquisitions experience; public/corporate board experience, diversity, knowledge of Data I/O; educational experience; commitment to maximizing shareholder value; certain values such as integrity, accountability, judgment and adherence to high performance standards; independence pursuant to applicable guidelines; ability and willingness to undertake the required time commitment to Board functions; shareholder input; and an absence of conflicts of interest with Data I/O.

Director Diversity

The Corporate Governance and Nominating Committee also considers issues of diversity, such as diversity of gender, race and national origin, education, professional experience and differences in viewpoints and skills. The CGNC does not have a formal policy on Board diversity; however, the CGNC believes that it is important for Board members to represent diverse viewpoints and comply with specific applicable laws. The composition and quantity of board members may be potentially impacted as we maintain compliance with these and future requirements. In considering candidates for the Board, the CGNC considers the entirety of each candidate’s credentials in the context of these standards. With respect to evaluating the nomination of continuing directors for re-election, the CGNC considered each director’s contributions to the company as well as the results of the Board of Directors self-evaluations process.

Identifying Director Nominees; Consideration of Nominees of the Shareholders

The Corporate Governance and Nominating Committee may employ a variety of methods for identifying and evaluating nominees for directors. The CGNC regularly assesses the size of the Board, the need for particular expertise on the Board, and whether any vacancies on the Board are expected due to retirement or otherwise. In the event that vacancies are anticipated, or otherwise arise, the CGNC considers various potential candidates for director which may come to the CGNC’s attention through current Board members, professional search firms, shareholders, or other persons and evaluates these candidates in light of the Board Responsibilities and Director Recruitment Objectives. These candidates are evaluated at regular or special meetings of the CGNC and may be considered at any point during the year.

The Corporate Governance and Nominating Committee will consider candidates recommended by shareholders, when the nominations are properly submitted, under the criteria summarized above in “Consideration of Director Nominees” and in accordance with the procedures described below in “Shareholder Nominations and Proposals for the 2026 Annual Meeting of Shareholders.” Following verification of the shareholder status of persons proposing candidates, the CGNC makes an initial analysis of the qualifications of any candidate recommended by shareholders or others pursuant to the criteria summarized above to determine if the candidate is qualified for service on the Data I/O Board of Directors before deciding to undertake a complete evaluation of the candidate. If any materials are provided by a shareholder or professional search firm in connection with the nomination of a director candidate, such materials are forwarded to the CGNC as part of its review. Other than the verification of compliance with procedures and shareholder status, and the initial analysis performed by the CGNC, a potential candidate nominated by a shareholder is treated like any other potential candidate during the review process by the CGNC. For eligible shareholder nominees to be placed on the ballot for the 2026 Annual Meeting of Shareholders, shareholders were required to deliver nominations for proposed director nominees to Data I/O by February 13, 2026. No formal candidate nominations were made by shareholders for election at the 2026 Annual Meeting. Existing Directors were identified as follows: Mr. Wentworth was initially identified by a Board member; Mr. Smith and Mr. Larson were initially identified by discussions with significant shareholders and the Board; Mr. Waszak was initially identified by a current Board member; Ms. Washlow was initially identified and introduced by a former Board member; and Mr. Brown was initially identified and introduced by a former member of management, but is not standing for re-election at the Annual Meeting.

Board Charters

The Board of Directors has adopted Corporate Governance and Nominating Committee, Audit Committee and Compensation Committee Charters. All our Charters are reviewed and updated periodically by our Board of Directors. All of our Charters were reviewed during 2025 and again in early 2026 and no changes were made. The current versions of our Charters are posted on the corporate governance page of our website at https://www.dataio.com/Company/Investor-Relations/Corporate-Governance.aspx. All of these Charters are consistent with the applicable requirements of United States security laws and our NASDAQ listing standards.

Board Role in Risk Oversight

Our current Board of Directors consists of five independent directors, and one non-independent director, our Chief Executive Officer. Risk oversight is generally handled by our entire Board of Directors, although certain risk oversight areas such as internal control and cyber risk are handled by our Audit Committee, and compensation is handled by our Compensation Committee. The Board leadership structure promotes effective oversight of the Company’s risk management for the same reasons that the structure is most effective for the Company in general, that is, by providing the Chief Executive Officer and other members of senior management with the responsibility to assess and manage the Company’s day-to-day risk exposure and providing the Board, and specifically the Audit Committee of the Board, with the responsibility to oversee these efforts of senior management.

Director Independence

Messrs. Brown, Smith, Larson, and Waszak and Ms. Washlow are independent directors as defined by applicable U.S. Securities and Exchange Commission (“SEC”) rules and NASDAQ listing standards.

Board Leadership Structure

Ms. Washlow, an independent director, was our Board Chair, until December 3, 2025. Effective, December 3, 2025, the Board appointed Edward Smith, also an independent director, to replace Ms. Washlow as Board Chair. Mr. Wentworth is our Chief Executive Officer, President, and Director.

Code of Ethics

We have adopted a Code of Ethics that applies to all directors, officers and employees of Data I/O, including the Chief Executive Officer and Chief Financial Officer. The Code of Ethics is posted on the corporate governance page of our website.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires Data I/O’s directors, certain officers and persons who own more than ten percent (10%) of Data I/O’s Common Stock (“Reporting Persons”) to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of Data I/O. Reporting Persons are required by SEC regulations to furnish Data I/O with copies of all Section 16(a) reports.

Based on knowledge of the Company, a Form 4 for William Wentworth reporting a small open market purchase of shares was filed one day late because of a communication delay. Additionally, Charles DiBona’s Form 3 and Form 4 were filed approximately one month late on September 30, 2025 as a result of a delay in the issuance of his EDGAR filing codes. Mr. DiBona’s Form 3 reported no holdings and his Form 4 reported an initial inducement grant event on August 15, 2025.

Communications with the Board of Directors

Shareholders may communicate with the Board of Directors by sending an email to investorrelations@dataio.com or by sending a letter to Data I/O Corporation Board of Directors, c/o the Secretary, 6645 185th Ave NE, Suite 100, Redmond, WA 98052. The Secretary will receive the correspondence and forward it to the Chair of the applicable Board of Directors Committee or to any individual director or directors to whom the communication is directed.

Item 11. Executive Compensation

The Board has previously adopted a clawback policy which allows us to recover performance-based compensation in the event of an accounting restatement. The policy is incorporated by reference as an exhibit to this Form 10-K. In connection with the preparation of this annual report, we determined that there was an error to previously issued financial statements, which has been corrected in this annual report. As such, we are conducting a clawback analysis in connection with the restatement as required by the Company’s policies but have not yet determined if any erroneously awarded compensation was paid based on the restated financial results.

The following table shows compensation paid by Data I/O for services rendered during 2025 and 2024 to each of our named executive officers.

Name[1]	Year	Salary[2]	Bonus[3]	Stock Awards[4]	Option Awards[4,5]	Non-Equity Incentive Plan Compen- sation[6]	Non-Qualified Deferred Compen-sation Earnings[7]	All Other Compen- sation[8]	Total

William Wentworth	2025	$349,447	$0	$0	$233,930	$0	$0	$10,505	$593,882
Chief Executive	2024	$115,667	$0	$0	$233,930	$0	$0	$3,515	$353,112
Officer & President

Charles J. DiBona	2025	$138,654	$0	$316,540	$0	$0	$0	$4,738	$459,932
Vice President,	2024	$0	$0	$0	$0	$0	$0	$0	$0
Chief Financial Officer,
Secretary & Treasurer

Gerald Ng	2025	$131,110	$0	$0	$0	$0	$0	$14,818	$145,928
Former Vice	2024	$275,000	$0	$80,716	$0	$0	$0	$11,702	$367,418
President Chief Financial Officer
Secretary, Treasurer

16

_________________

(1)

Data I/O currently has two named executive officers. Mr. Wentworth joined Data I/O in September 2024 as President and became Chief Executive Officer October 1, 2024. Mr. DiBona joined Data I/O on August 11, 2025 as Vice President of Finance and became Chief Financial Officer effective August 15, 2025. Mr. Ng retired July 4, 2025.

(2)	Mr. DiBona’s salary earned is based on his start date of August 11, 2025. Mr. Ng’s salary earned in 2025 was is until his retirement date of July 4, 2025.
(3)	No Employee service awards were paid in 2024 or 2025.
(4)

Amount includes the fair value of RSU and PSU awards granted during 2023 or 2024. PSU awards are included above at the threshold level which is 50% of the target 100% level with a maximum level of 150% of target. See the Outstanding Equity table.

(5)

Options were granted to the Chief Executive Officer that were granted in tandem with an equal number of SARs. SARs are only exercisable upon the occurrence of certain events leading to a change in the control of Data I/O. See “Change in Control and Other Termination Arrangements.” No options or SARs were awarded to executive officers in 2023.

(6)	Amounts earned under the MICP variable compensation arrangement in place for the year as approved by the Board.
(7)	Not applicable for Data I/O.
(8)

These amounts represent for Mr. Wentworth, Mr. DiBona and Mr. Ng, Data I/O’s matching contributions to Data I/O’s 401(k) Plan, and the value of group term life insurance in excess of premiums paid by each of the executive officers under the standard employee benefit plans. In addition, payouts of accumulated PTO (paid time off) are included in the amount to Mr. Ng: $14,818 in 2025. Mr. Wentworth’s Executive Employment Agreement contains provisions for transition expense reimbursements.

Shareholder Vote

At our 2025 Annual Meeting of Shareholders, our shareholders approved, in an advisory vote, the compensation of our Named Executive Officers, as disclosed in the Executive Compensation discussion and analysis, the compensation tables and the related disclosures in our Proxy Statement. The proposal was approved by our shareholders with 92.6% of the votes cast voting “for” approval and 6.6% voting “against” approval. In light of the level of approval by our stockholders, the Compensation Committee considered the result of the vote and did not make changes to our compensation policies or practices specifically in response to the stockholder vote.

Elements of the Company’s Compensation Plan

Annual executive officer compensation consists of the following elements which are described in more detail below:

•	Annual base salary;
•	Management Incentive Compensation Plan or “MICP”;
•	Long-term equity incentives;
•	Benefits;
•	Perquisites and other perceived benefits; and
•	Individual Executive Officers’ Performance.

It is the Compensation Committee’s policy to set total executive officer compensation at competitive levels based on compensation surveys with similar positions in similar sized company revenue ranges and at levels sufficient to attract and retain a strong, motivated leadership team. Our philosophy for compensation of executive officers is based on the following two principles:

i.	Executive base compensation levels should be established by comparison of job responsibility to similar positions in comparable companies and be adequate to retain highly-qualified personnel; and
ii.	Variable compensation should be a critical element of compensation and be set to be comparably competitive and to provide strong incentives to improve performance and shareholder value.

•	Annual Base Salary. The Compensation Committee establishes a base salary structure for each executive officer position. This structure defines the salary levels and the relationship of base salary to total cash compensation. The Compensation Committee reviews the salary structure periodically.

•	MICP. The MICP offers each executive officer a performance-based opportunity to earn the variable component of annual cash compensation in an amount tied to a percentage of the executive officer’s base salary. The Compensation Committee’s philosophy in setting executive MICP percentages and the formulas for MICP payout is to pay above average total compensation for better than average historical or expected financial performance and below average compensation for lower than or average historical or expected financial performance. The percentages of base salary targeted for MICP payout (“the MICP Target”) for specific executive officers for a given year are generally the same as the previous year but can be changed by the Compensation Committee on an annual basis. The MICP payout can range from 0% to 200% of each executive’s MICP Target based upon the achieved MICP Measures for the period. There was no MICP program for 2025. The 2024 MICP Target amounts for our executive officers based on a full year of their applicable base pay were as follows:

	Executive’s	Executive’s	Estimated
	MICP	MICP	Payout at Maximum
	2024 Target	2025 Target	Measure for 2026

William Wentworth	$208,200	N/A	N/A

Charles DiBona	N/A	N/A	N/A

Gerald Ng	$130,000	N/A	N/A

The Compensation Committee determined for 2024 and again for 2025 that it was critical to emphasize profitability. For the profitability measure: Financial Performance (“FP”) which is based on achievement of various levels of operating income as a percentage of revenue. (See below for the Financial Performance Matrix.)

For 2024, it was determined again, profitability was the most critical focus, however the measurement target was modified to EBITDA (Earning Before Interest Taxes Depreciation Amortization) and translated the prior Operating Profit target percentages to EBITDA approximate equivalents. For 2025, Financial Performance continues to be the most critical focus to target incentive compensation on for our Named Executive Officers

The Compensation Committee believes that for 2024, 2025 and 2026, the applicable measures of key results for Data I/O have affected or will affect near-term and long-term shareholder value. A greater or lesser percentage of MICP Target is to be paid based on Data I/O’s actual achievement of these measures with the payout target typically based on company financial plans as the Board determines appropriate. For 2024, as a result of the EBITDA loss, the FP measurement resulted in no MICP payout because results were below the threshold. For 2025, there was no MICP program. The Compensation Committee retains discretion to adjust the calculation of the two measures for changes outside normal business operations such as acquisitions or asset sales.

Data I/O Corporation 2024 MICP Variable Compensation Matrix
Range of Payouts (actual results interpolated)

The 2024 MICP Variable Compensation Matrix consisted of a single measure: Financial Performance (FP) objective.

2024 Financial Performance Matrix ($ in thousands)			Target		Target 200%
	Threshold		Payout		Payout
EBITDA Target	$600	$1,400	$2,200	$3,000	$3,800
FP matrix payout as a % of EBITDA Target	0%	50%	100%	150%	200%

Long-Term Equity Incentives. The Compensation Committee approves grants under the Data I/O Corporation 2023 Omnibus Incentive Compensation Plan (the “2023 Plan”) formerly under the Data I/O Corporation 2000 Stock Compensation Incentive Plan (the “2000 Plan”). The 2023 Plan is Data I/O’s only long-term employee equity incentive plan. The primary purpose of the 2023 Plan is to make a significant element of executive pay a reward for taking actions which maximize shareholder value over time. Generally, new option, restricted stock unit and/or performance stock unit awards are granted under the 2023 Plan. New options or stock awards may also be granted to the Board of Directors under the 2023 Plan. When the 2023 Plan was approved, all shares remaining in the 2000 Plan were transferred to the 2023 Plan, and future awards will be made under the 2023 Plan.

Starting in 2023, under the provisions of the 2023 Plan, a portion of the equity awards to executives were Performance Stock Units (“PSU”) (roughly 20% based on achieving the target level performance) and 80% Restricted Stock Units (“RSU”). The performance measures for the 2023 PSUs awarded are revenue growth targets for the three-year period ending December 31, 2025. Achieving a threshold growth measure earns 50% of the PSU target award; achieving the target growth measure earns 100% of the PSU target award; and achieving the maximum target growth measure earns 150% of the PSU target award.

In 2025, there were no equity awards for existing executives. In 2024, equity awards for existing executives were 50% RSUs and 50% PSUs. The performance measures for the executives’ PSUs were 50% based on revenue targets for the three-year period ending December 31, 2026, and 50% based on EBITDA targets for the three-year period December 31, 2026. Each measure with a threshold, target and maximum target.

Award Criteria

The Compensation Committee grants options, RSU and/or PSU awards based primarily on its perception of the executive’s ability to affect future shareholder value and secondarily on the competitive conditions in the market for highly-qualified executives who typically command compensation packages which include a significant equity incentive. All RSU and PSU awards granted to our executive officers in 2025 and 2024 were based on these criteria.

Exercise Price

Historically, all options granted by Data I/O have been granted with an exercise price equal to the fair market value (an average of the day’s high and low selling price) of Data I/O’s Common Stock on the date of grant and, accordingly, will only have value if Data I/O’s stock price increases. Options granted to employees in 2025 are non-qualified.

Vesting and Exercise

Options granted to employees generally vest quarterly over four years at a rate of 6.25% per quarter and have a six-year term. The current primary form of equity compensation has been restricted stock unit grants. For 2023, RSU grants to executives vest annually over a three- or four-year period. All the 2023 PSU awards vest upon the three-year performance achievement on December 31, 2025. For 2024, RSU grants to executives vest annually over a three-year period. There were no RSU grants in 2025 to executives, excluding the RSU inducement grant to Mr. DiBona in August 2025. All the 2024 PSU awards vest upon achievement of the two possible three-year performance measures on December 31, 2026. There were no PSU awards in 2025. RSU grants to non-employee Directors vest in one year or on the date of the next Annual Meeting of Shareholders, if earlier. All grants are subject to possible acceleration of vesting in connection with certain events leading to a change in control of Data I/O or in the event in a change in control or at any other time at the discretion of the Compensation Committee. All options granted to executive officers are issued in tandem with limited stock appreciation rights (“SARs”), which become exercisable only in the event of a change in control of Data I/O. See: “Change in Control and other Termination Arrangements.”

Award Process

The timing of our typical grant/award is usually determined well in advance, with approval at a scheduled meeting of our Board of Directors or its Compensation Committee with the grant date generally to be effective on the date of our next Annual Meeting of Shareholders or, for employees, the first day of the following month. (June 1st for annual refresh grants was selected as no typically planned public releases coincide with or around this date.) The Annual Meeting of Shareholders does not coincide with any of our scheduled earning releases. We do not anticipate option, RSU or PSU awards at other dates, except for grants/awards to new employees based on generally the first of the month following their first date of employment or in specific circumstances approved by the Compensation Committee. The grant/award date is established when the Compensation Committee approves the grant/award and all key terms have been determined. If at the time of any planned grant/award date, any member of our Board of Directors or Executive Officers is aware of material non-public information, the Company would not generally make the planned grant/award. In such an event, as soon as practical after material information is made public, the Compensation Committee would authorize the delayed grant/award.

•

Benefits. Executive Officers of Data I/O are eligible for the same benefits as other Data I/O employees. Data I/O has no defined benefit pension programs. Data I/O has a 401(k) tax qualified retirement savings plan in which all U.S. based employees, including U.S. Executive Officers are able to contribute the lesser of up to 100% of their annual salary or the limit prescribed by the IRS on a Roth or pre-tax basis. Data I/O’s match formula is 100% on the first 2% and 50% on the next 4%, which requires a 6% contribution to receive a 4% matching contribution. In 2025, matching contributions in any year require employment on December 31, except in the case of retirement per the plan, and vest after three years of service credit. In 2026 Data I/O changed the matching contribution schedule from a yearly match to a per pay period match. There is also no longer a requirement to be employed as of December 31 to be eligible for the matching contribution.

•

Perquisites and Other Personal Benefits. We believe perquisites are not conditioned upon performance, create divisions among employees, undermine morale, and are generally inconsistent with our compensation philosophy and policy of equitable treatment of all employees based upon their contribution to our business. No executive officer received perquisites valued at $10,000 or more in 2025 or 2024.

•

Individual Executive Officers’ Performance. The base salary of each executive officer is reviewed annually by the President and Chief Executive Officer. This is done on the basis of a review by the President and Chief Executive Officer, evaluating the executive’s prior year performance against their individual job responsibilities and attainment of corporate objectives and Data I/O’s financial performance. In developing executive compensation packages to recommend to the Compensation Committee, the President and Chief Executive Officer considers, in addition to each executive’s prior year performance, the executive’s long-term value to Data I/O, the executive’s pay relative to that for comparable surveyed jobs, the executive’s experience and ability relative to executives in similar positions, and the current year increases in executive compensation projected in industry surveys.

The Compensation Committee then reviews the President and Chief Executive Officer’s recommendations for executive officers’ total compensation and approves final decisions on pay for each executive officer based on the President and Chief Executive Officer’s summary of the executive officer’s performance and on the other criteria and survey data described above. In this process, the Compensation Committee consults with Data I/O’s President and Chief Executive Officer.

The base salary, total cash compensation, and long-term equity incentive compensation for the President and CEO are reviewed annually by the Compensation Committee. This review includes a written evaluation of the CEO’s performance for the previous year. The Compensation Committee meets annually without the President and Chief Executive Officer to evaluate his performance and to develop a recommendation for his compensation for the coming year. In addition to reviewing Data I/O’s financial performance for the prior year, the Committee reviewed compensation surveys for chief executive officers and the President and Chief Executive Officer’s individual performance, including development and execution of short-term and long-term strategic objectives, Data I/O revenue growth and profitability, the achievement of which is expected to increase shareholder value.

The Compensation Committee determined the compensation package, including salary, bonus, MICP participation, PSU awards, RSU awards, and other benefits for Mr. Wentworth, President and Chief Executive Officer, based on the Committee’s perception of his qualifications for the position and his ability to affect future shareholder value, results delivered, compensation surveys and the competitive conditions in the market.

Consideration of Risk in Compensation

The Compensation Committee believes that promoting the creation of long-term value discourages behavior that leads to excessive risk. The Compensation Committee believes that the following features of our compensation programs provide incentives for the creation of long-term shareholder value and encourage high achievement by our executive officers without encouraging inappropriate or unnecessary risks:

•	Our long-term incentives in the form of stock options, RSU, and/or PSU awards are at the discretion of the Compensation Committee and not formulaic.

•

Stock options become exercisable over a four-year period and remain exercisable for up to six years from the date of grant, RSU awards vest over a three- or four-year period, and PSU awards vest based on achievement over a three-year performance period, encouraging executives to look to long-term appreciation in equity values.

•	We balance short and long-term decision-making with the annual cash incentive program and equity in the form of stock options, RSU, and/or PSU that vest over three- or four-years.

•

The metrics used in the MICP measure are set by the Compensation Committee, which believes it will drive shareholder value. Moreover, the Committee attempts to set ranges for these measures that encourage success without encouraging excessive risk-taking to achieve short-term results. The PSU measures which are cumulative over time further balance longer-term with short-term outcomes.

•	In addition, the overall MICP incentive compensation cannot exceed two times the MICP Target amount, no matter how much performance exceeds the measures established for the year.

Accounting and Tax Considerations of our Compensation Program

Options granted to employees are non-qualified options, when awarded, because of the more favorable tax treatment for Data I/O. We are required to value granted stock options under the fair value method and expense those amounts in the income statement over the stock option’s remaining vesting period. Restricted stock is valued at its fair value on the award date and is expensed over its vesting period.

We have structured our compensation program in the past to comply with Internal Revenue Code Sections 162(m) and 409A. Under Section 162(m) of the Internal Revenue Code, a limitation was placed on tax deductions of any publicly-held corporation for individual compensation to covered employees (generally the chief executive officer and the three other most highly compensated executive officers, other than the chief financial officer, whose compensation must be disclosed pursuant to rules and regulations under the Securities Exchange Act of 1934) exceeding $1 million in any taxable year. The Compensation Committee is aware of this limitation and believes that no compensation paid in 2024 or 2025, or expected to be paid in 2026, by Data I/O will exceed the $1 million limitation of Section 162(m) except possibly related to a change of control. The Section 162(m) treatment will continue to be part of future compensation considerations.

Clawback of Executive Compensation

The Board of Directors believes that it is in the best interests of the Company and its shareholders to create and maintain a culture that emphasizes integrity and accountability and that reinforces the Company’s compensation philosophy. On October 25, 2023, the Board adopted an Incentive Compensation Recovery Policy (“Clawback Policy”) which provides for the recovery of erroneously awarded incentive compensation in the event that the Company is required to prepare an accounting restatement due to material noncompliance of the Company with any financial reporting requirements under the federal securities laws. This Clawback Policy is designed to comply with Section 10D of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), related rules and the listing standards of the Nasdaq Stock Market or any other securities exchange on which the Company’s shares are listed in the future.

Change in Control and other Termination Arrangements

•

Change in Control Arrangements. Data I/O has entered into agreements with Mr. Wentworth and Mr. DiBona (the “Executive Employment Agreement”), which entitle them to receive payments if they are terminated without cause or resign with good reason within specified periods before or after the occurrence of certain events deemed to involve a change in control of Data I/O. The Executive Employment Agreement ensure appropriate incentives are in place for Messrs. Wentworth and DiBona to complete any change in control related transaction and transition, as well as comply with the provisions of Section 409A of the Internal Revenue Code. The Executive Agreement states that the resulting additional severance will be calculated under the Executive Agreement based on Data I/O’s standard severance arrangements in place immediately preceding the date of a change in control (See: “Other Termination Arrangements” below for current severance policy). The Executive Employment Agreement provide for continuation and vesting in Data I/O’s matching 401(k) contributions through the date of termination after a change in control and include a reimbursement allowance of $20,000 for outplacement services. The Mr. DiBona’s Executive Employment Agreement has a transaction closing incentive of one-half year’s annual salary for Mr. DiBona to encourage the consideration of all forms of strategic alternatives.

Data I/O’s 2025 RSU awards have been granted pursuant to the provisions of the 2023 Plan. Prior year’s awards were under either the 2023 Plan or the 2000 Plan. The Change in Control provision applicable to the 2000 Plan and the 2023 Plan are as follows:

2000 Plan

The 2000 Plan allows for the granting of “Awards”, which include options, restricted stock and other awards made pursuant to the 2000 Plan. Subject to any different terms set forth in the award agreement, vesting of “qualifying” options and restricted stock awards may be affected by a Change in Control as described out in the table below. A “Change in Control” is defined to include (i) a merger or consolidation of the Company in which more than 50% of the voting power of the Company’s outstanding stock after the transaction is owned by persons who are not shareholders immediately prior to such transaction, and (ii) the sale or transfer of all or substantially all of the Company’s assets. A “Qualifying Award’ is defined as an option or other Award that has been held for at least 180 days as of the Change of Control. “Qualifying Shares” means common stock issued pursuant to a Qualifying Award which are subject to the right of Data I/O to repurchase some or all of such shares at the original purchase price (if any) upon the holder’s termination of services to Data I/O.

2023 Plan

The 2023 Omnibus Incentive Compensation Plan (“2023 Plan”) replaced the 2000 Plan going forward for new awards, and was approved by the shareholders at the 2023 Annual Meeting. The 2023 Plan has substantially similar treatment of an award as the amended 2000 Plan in the event of a Change in Control.

Treatment of Awards on a Change in Control	Acceleration of Vesting
The outstanding Awards do not remain outstanding or are not assumed by the surviving entity or replaced with comparable Awards.

Subject to certain limitations, the vesting of Qualifying Awards is accelerated in full. Restricted stock will vest and options will be exercisable in full prior to the effective date of the Change of Control.

The outstanding Awards remain outstanding after a Change of Control or are assumed by the surviving entity or replaced with comparable Awards.

Subject to certain limitations, the vesting of outstanding Qualifying Awards will be accelerated to the extent of 25% of the unvested portion thereof. The remaining 75% of the unvested portion will vest in accordance with the vesting schedule set forth in the applicable Award agreement.

The outstanding Awards remain outstanding after a Change of Control or are assumed by the surviving entity or replaced with comparable Awards, but the holder of a Qualifying Award is terminated involuntarily within one year of the Change of Control.

All Awards held by such person will be accelerated in full. Restricted stock will vest and options will be exercisable in full for a period of 90 days commencing on the effective date of the involuntary termination, or if shorter, the remaining term of the option.

In 1983, Data I/O adopted a SAR Plan which allows the Board of Directors to grant to each director, executive officer or holder of 10% or more of the stock of Data I/O a SAR with respect to certain options granted to these parties. A SAR has been granted in tandem with each option granted to an executive officer of Data I/O. SARs granted which have been held for at least six months are exercisable for a period of 20 days following the occurrence of either of the following events: (i) the close of business on the day that a tender or exchange offer by any person (with certain exceptions) is first published or sent or given if, upon consummation thereof, such person would be the beneficial owner of 30% or more of the shares of Common Stock then outstanding; or (ii) approval by the shareholders of Data I/O (or, if later, approval by the shareholders of a third party) of any merger, consolidation, reorganization or other transaction providing for the conversion or exchange of more than 50% of the outstanding shares of Data I/O’s Common Stock into securities of a third party, or cash, or property, or a combination of any of the foregoing. Currently, only one option grant remains outstanding that includes a SAR.

•

Other Termination Arrangements. Data I/O has a severance policy for U.S. employees that provides for severance payouts for terminations without cause based upon years of service. The current formula, effective March 1, 2014, is 1 week pay for each year of service with a limit of four months’ pay. Mr. Wentworth and Mr. DiBona had at April 13, 2026, approximately 1.6 and .67 years of service, respectively. Mr. Wentworth is entitled to a one year of base salary severance, except in the case of a change in control, as part of his employment agreement. Mr. DiBona is entitled to a one-half year of base salary severance, except in the case of a change in control, as part of his employment arrangement. Data I/O does not have a formal policy regarding executive severance but has generally provided an amount it believes is consistent with severance typically provided for executives in similar positions and with similar periods of service.

Change in Control and Other Termination Arrangements

	Termination without cause and Change in Control not applicable	Termination without cause and Change in Control applicable		Change in Control applicable without termination
Name	Compensation	Compensation (2)	Option/SAR/RSA /PSU Vesting(1)	Compensation(3)	Option/SAR/RSA /PSU Vesting(1)

William Wentworth (4)	$347,000	$367,000	1375,500	$0	137,500
Charles DiBona (5)	$175,000	$195,000	100,000	$0	100,000

(1)	Maximum vesting on Change in Control as of April 13, 2026.
(2)

Represents the individual’s employee severance arrangement and outplacement expense reimbursement and additionally for Mr. DiBona under his Executive Agreement an alternative severance as well as a change in control transaction/closing incentive, as applicable as of April 13, 2026.

(3)	Represents change in control transaction/closing incentive as of April 13, 2026.
(4)	Mr. Wentworth is entitled to a year of base salary severance, except in the case of a change in control, as part of his employment agreement.
(5)	Mr. DiBona is entitled to a half year of base salary severance, except in the case of a change in control, as part of his employment arrangement.

DIRECTOR COMPENSATION

The following table shows compensation paid by Data I/O to non-employee directors during 2025.

	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)

Douglas W. Brown (1)(2)	$41,000	$50,344	$0	$0	$0	$0	$91,344

Sally Washlow (1)(2)	$48,456	$50,344	$0	$0	$0	$0	$98,800

Edward Smith (1)(2)	$39,533	$50,344	$0	$0	$0	$0	$89,877

Garrett Larson (1)(2)(3)	$34,030	$50,344	$0	$0	$0	$0	$84,374

Steven Waszak (4)	$2,359	$0	$0	$0	$0	$0	$2,359

(1)

Each outside director elected at the annual meeting in 2025 was awarded 20,300 shares of restricted stock with a fair value of $2.48 on May 15, 2025, vesting in one year or the next annual meeting, if earlier.

(2)	No outside director had outstanding option awards on December 31, 2025.
(3)	Garrett Larson was appointed as a director on January 23, 2025 and had prorated compensation in 2025.
(4)	Steven Waszak was appointed as a director on December 3, 2025 and had prorated compensation in 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Principal Holders of Data I/O’s Common Stock

The following table sets forth information for all shareholders known by Data I/O to be the beneficial owners of more than five percent of its outstanding Common Stock as of April 13, 2026. Except as noted below, each person or entity has sole voting and investment powers for the shares shown.

Name and Address	Amount and Nature of Beneficial Ownership		Percent of Shares Outstanding
David L. Kanen Kanen Wealth Management LLC Philotimo Fund, LP Philotimo Focused Growth and Income Fund 6810 Lyons Technology Circle, Suite 160 Coconut Creek, Florida 33073	839,421	(1)	8.94%

(1)

The holding reported as of May 22, 2025, as jointly reported by Philotimo Fund, LP, Philotimo Focused Growth and Income Fund (“PHLOX”), David L. Kanen (“Mr. Kanen”) and Kanen Wealth Management LLC (“KWM”), on the most recent (filed May 22, 2025; no subsequent filings were found) Schedule 13G filed under the Securities Exchange Act of 1934. The Schedule 13G indicates that Philotimo Fund, LP has 0 sole voting power, 0 sole dispositive power, 487,127 shared voting power and 487,127 shared dispositive power for shares.

PHLOX has 0 shared sole voting, 0 shared sole dispositive power, 327,401 shared voting power and 327,401 shared dispositive power for shares. KWM has 0 shared sole voting power, 0 shared sole dispositive power, 819,528 shared voting power and 819,528 shared dispositive power for shares.

Mr. Kanen has 19,893 shares sole voting, 19,893 shares sole dispositive power, 819,528 shared voting power and 819,528 shared dispositive power for shares, with aggregate amount beneficially owned by each reporting person of 839,421.

KWM is the General Partner of Philotimo Fund, LP, and the investment manager of PHLOX and Mr. Kanen is the managing member of KWM. KWM and Mr. Kanen may be deemed to beneficially own the shares owned by Philotimo, PHLOX and the Managed Accounts.

Directors’ and Officers’ Share Ownership

The following table indicates ownership of Data I/O’s Common Stock by each director of Data I/O, each executive officer named in the compensation tables appearing later in this Proxy Statement, and by all directors and executive officers as a group, all as of April 13, 2026. Data I/O is not aware of any family relationships between any director, director nominee or executive officer of Data I/O.

	Amount and Nature of	Percent of
Name	Beneficial Ownership	Shares Outstanding

William Wentworth (2)	114,392	1.20%
Charles J. DiBona (3)	0	(1)
Gerald Y. Ng(4)	15	(1)
Douglas W. Brown	101,759	1.06%
Sally A. Washlow	72,651	(1)
Edward J. Smith	63,115	(1)
Garrett Larson	30,572	(1)
Steven Waszak (3)	7,950	(1)
All current directors and current and former executive officers as a group (8) persons (2)	390,454	4.058%

(1)	Less than 1 percent each.
(2)	Includes 75,000 options exercisable within 60 days.
(3)	Charles J. DiBona and Steven Waszak do not have any shares ownership due to joining the Data I/O in 2025.
(4)	Gerald Ng was Vice President, Chief Financial Officer, Secretary and Treasurer of the Company until his retirement on May 19, 2025. He continued in a Finance Advisor role until July 4, 2025.

Data I/O is not aware of any arrangement the operation of which may at a subsequent date result in a change of control of Data I/O.

Equity Compensation Plan Information

The following table gives information about our Common Stock that may be issued upon the exercise of options and rights under all of our existing equity compensation plans as of December 31, 2025.

	(a) Number of securities to be issued upon the exercise of outstanding options, warrants and rights	(b) Weighted–average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by the security holders (1) (2)	368,130	$2.39	415,475
Equity compensation plans not approved by the security holders(3)	100,000	-	-
Total	468,130	$2.39	415,475

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

(3)	Represents inducement grants to Charles DiBona of 100,000 RSU awards.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Our Audit Committee is charged with monitoring and reviewing issues involving potential conflicts of interest, and reviewing and approving related party transactions as set forth in the Code of Ethics, which is posted on the corporate governance page of our website. Under our Code of Ethics, our directors, officers and employees are expected to avoid conflicts of interest with Data I/O and are required to report any such conflicts of interest to our Chief Executive Officer or Chief Financial Officer, or to the Chair of our Audit Committee. Our Audit Committee reviews all such transactions and relationships by our directors and executive officers that come to its attention either through the director and officer questionnaires or otherwise, and considers whether to approve or take other appropriate action with respect to such transactions or relationships.

During 2024 and 2025, no related party transactions that were significant or material occurred.

Item 14. Principal Accounting Fees and Services

Audit Fees: Aggregate fees billed by Grant Thornton LLP for professional services rendered for the audit of Data I/O’s financial statements for each of the years ended December 31, 2025 and 2024 and for review of the financial statements included in each of Data I/O’s quarterly reports on Form 10-Q during each of the years ended December 31, 2025 and 2024, were approximately $475,000 and $246,779, respectively.

Audit Related Fees: No aggregate fees were billed for the years ended December 31, 2025 and 2024 for assurance and subsidiary related services by Grant Thornton LLP that are reasonably related to the performance of the audit or review of Data I/O’s financial statements that are not reported under the caption “Audit Fees” above, including accounting treatment consultations.

Tax Fees: No aggregate fees were billed for the years ended December 31, 2025 and 2024 for professional tax services rendered by Grant Thornton LLP.

All Other Fees: No aggregate fees were billed for the years ended December 31, 2024. For the year ended December 31, 2025, additional services provided by Grant Thornton LLP that are not otherwise disclosed above for work related to Data I/O’s S-3 Filing were approximately $47,250

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Auditors

The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, non-audit services, tax services and other services. Pre-approval is detailed as to the particular service or category of service and is subject to a specific engagement authorization.

During the year, circumstances may arise when it may become necessary to engage the independent auditors for additional services not contemplated in the original pre-approval. In those circumstances, the Audit Committee has delegated pre-approval authority to the Chair of the Audit Committee for those instances when pre-approval is needed prior to a scheduled Audit Committee meeting. These additional approvals should be reported at the next scheduled Audit Committee meeting.

For 2025, all services provided by the independent auditors were pre-approved.

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

(3)	Summary of Amended and Restated Management Incentive Compensation Plan. See Exhibit 10.2.

(4)	Amended and Restated 1983 Stock Appreciation Rights Plan. See Exhibit 10.1.

(5)	Amended and Restated Executive Agreements. See Exhibit 10.18, and 10.29

(6)	1996 Director Fee Plan (terminated in 2023). See Exhibit 10.4.

(7)	Data I/O Corporation 2000 Stock Compensation Incentive Plan. See Exhibit 10.6, 10.9, 10.15, 10.17, 10.26 and 10.30 .

(8)	Form of Option Agreement. See Exhibit 10.7.

(9)	Form of Indemnification Agreement. See Exhibit 10.13.

(10)	Letter Agreement with Anthony Ambrose. See Exhibit 10.14.

(11)	Letter Agreement with Rajeev Gulati. See Exhibit 10.16.

(12)	Form of Executive Agreement. See Exhibit 10.18 and 10.29.

(13)	Form of Restricted Stock Unit Award Agreement. See Exhibit 10.18 and 10.33.

(14)	Letter Agreement with Michael Tidwell. See Exhibit 10.25.

(15)	Data I/O Corporation 2023 Omnibus Incentive Compensation Incentive Plan. See Exhibit 10.31.

(16)	Form of Performance Stock Unit Award Agreement. See Exhibit 10.32.

(17)	Letter Agreement with Gerald Y. Ng. See Exhibit 10.34.

(18)	Executive Employment Agreement with William Wentworth. See Exhibit 10.35.

(19)	Transition Agreement with Anthony Ambrose. See Exhibit 10.36.

(20)	Executive Employment Agreement with Charles DiBona and Amendment No. 1 to the Executive Employment Agreement with Charles DiBona. See Exhibit 10.38. and 10.39

(a) List of Documents Filed as a Part of This Report: Page

(1)	Index to Financial Statements:

Report of Independent Registered Public Accounting Firm (PCAOB ID 248) *

Consolidated Balance Sheets as of December 31, 2025 and December 31, 2024 *

Consolidated Statements of Operations for each of the two years ended December 31, 2025 and December 31, 2024 *

Consolidated Statements of Comprehensive Income (Loss) for each of the two years ended December 31, 2025 and December 31, 2024 *

Consolidated Statements of Stockholders’ Equity for each of the two years ended December 31, 2025 and December 31, 2024 *

Consolidated Statements of Cash Flows for each of the two years ended December 31, 2025 and December 31, 2024 *

Notes to Consolidated Financial Statements *

(2)	Index to Financial Statement Schedules:

Schedule II – Consolidated Valuation and Qualifying Accounts *

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

31

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

	10.39	Executive Employment Agreement with Charlies DiBona (Incorporated by reference to Form 8-K filed on August 12, 2025).

	10.40	Amendment No. 1 to the Executive Employment Agreement with Charles DiBona (incorporated by reference to Form 8-K filed on August 14, 2025).

	19.1	Insider Trading Policy *

	21.1	Subsidiaries of the Registrant *

	23.1	Consent of Independent Registered Public Accounting Firm *

31	Certification – Section 302:

	31.1	Chief Executive Officer Certification
	31.2	Chief Financial Officer Certification

32	Certification – Section 906:

	32.1	Chief Executive Officer Certification *
	32.2	Chief Financial Officer Certification *

97	Data I/O Corporation INCENTIVE COMPENSATION RECOVERY POLICY (Incorporated by reference to Data I/O’s 2023 Annual Report on Form 10-K (File No. 0-10394).

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T

*- Previously filed with our 2025 Form 10-K, originally filed with the SEC on April 16, 2026, which is being amended hereby.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATA I/O CORPORATION
(REGISTRANT)

DATED: April 30, 2026	By:	/s/William Wentworth
William Wentworth
President and Chief Executive Officer

33