Form 10-Q
period 2026-03-31
DATA I/O CORP
filed 2026-05-15
CIK 351998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Shares of Common Stock, no par value, outstanding as of April 30, 2026: 9,394,422

DATA I/O CORPORATION

FORM 10-Q

For the Quarter Ended March 31, 2026

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

DATA I/O CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(UNAUDITED)

	March 31, 2026	December 31, 2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,707	$7,901
Trade accounts receivable, net of allowance for credit losses of $29 and $29, respectively	2,394	2,841
Inventories	6,148	5,710
Other current assets	725	799
TOTAL CURRENT ASSETS	14,974	17,251

Property, plant and equipment – net	700	807
Other assets	1,950	2,118
TOTAL ASSETS	$17,624	$20,176

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,252	$1,227
Accrued compensation	653	958
Deferred revenue	1,495	1,464
Other accrued liabilities	2,273	1,328
Income taxes payable	4	4
TOTAL CURRENT LIABILITIES	5,677	4,981

Deferred foreign income tax	250	250
Operating lease liabilities	1,235	1,411
Long-term other payables	-	20

STOCKHOLDERS’ EQUITY
Preferred stock -
Authorized, 5,000,000 shares, including
200,000 shares of Series A Junior Participating
Issued and outstanding, none	-	-
Common stock, at stated value -
Authorized, 30,000,000 shares
Issued and outstanding, 9,394,422 shares as of March 31,
2026 and 9,391,922 shares as of December 31, 2025	24,126	24,062
Accumulated deficit	(14,144)	(10,974)
Accumulated other comprehensive income (loss)	480	426
TOTAL STOCKHOLDERS’ EQUITY	10,462	13,514
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$17,624	$20,176

See notes to consolidated financial statements

DATA I/O CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(UNAUDITED)

	Three Months Ended March 31,
	2026	2025

Net sales	$3,250	$6,176
Cost of goods sold	1,641	2,988
Gross margin	1,609	3,188
Operating expenses:
Research and development	1,291	1,515
Selling, general and administrative	3,462	2,050
Total operating expenses	4,753	3,565
Operating income (loss)	(3,144)	(377)
Non-operating income (loss):
Interest income	15	38
Foreign currency transaction gain (loss)	(41)	(22)
Total non-operating income (loss)	(26)	16
Income (loss) before income taxes	(3,170)	(361)
Income tax (expense) benefit	-	(21)
Net income (loss)	$(3,170)	$(382)

Basic earnings (loss) per share	$(0.34)	$(0.04)
Diluted earnings (loss) per share	$(0.34)	$(0.04)
Weighted-average basic shares	9,393	9,238
Weighted-average diluted shares	9,393	9,238

See notes to consolidated financial statements

4

DATA I/O CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(UNAUDITED)

	Three Months Ended March 31,
	2026	2025

Net income (loss)	$(3,170)	$(382)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	54	126
Comprehensive income (loss)	$(3,116)	$(256)

See notes to consolidated financial statements

DATA I/O CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)
(UNAUDITED)

				Accumulated
				and Other	Total
	Common Stock		Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Deficit	Income (Loss)	Equity

Balance at December 31, 2024	9,236,040	$23,475	$(5,738)	$(111)	$17,626
Stock awards issued, net of tax withholding	1,759	(3)	-	-	(3)
Issuance of stock through: ESPP	1,932	6	-	-	6
Share-based compensation	-	174	-	-	174
Net income (loss)	-	-	(382)	-	(382)
Other comprehensive income (loss)	-	-	-	126	126
Balance at March 31, 2025	9,239,731	$23,652	$(6,120)	$15	$17,547

Balance at December 31, 2025	9,391,922	$24,062	$(10,974)	$426	$13,514
Stock options exercised					-
Stock awards issued, net of tax withheld	2,500	(13)		-	(13)
Issuance of stock through: ESPP		-	-	-	-
Share-based compensation		77	-	-	77
Net income (loss)	-	-	(3,170)	-	(3,170)
Other comprehensive income (loss)	-	-	-	54	54
Balance at March 31, 2026	9,394,422	$24,126	$(14,144)	$480	$10,462

DATA I/O CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(UNAUDITED)

	For the Three Months Ended March 31,
	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(3,170)	$(382)
Adjustments to reconcile net income (loss)
to net cash provided by (used in) operating activities:
Depreciation and amortization	115	127
Equipment transferred to cost of goods sold	-	9
Share-based compensation	77	174
Net change in:
Trade accounts receivable	447	132
Inventories	(438)	409
Other current assets	74	(182)
Accounts payable and accrued liabilities	673	(12)
Deferred revenue	31	(160)
Other long-term liabilities	(204)	(254)
Deposits and other long-term assets	168	248
Net cash provided by (used in) operating activities	(2,227)	109

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(8)	(56)
Cash provided by (used in) investing activities	(8)	(56)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock, less payments for shares withheld to cover tax	(13)	2
Cash provided by (used in) financing activities	(13)	2

Increase (decrease) in cash and cash equivalents	(2,248)	55

Effects of exchange rate changes on cash	54	104
Cash and cash equivalents at beginning of period	7,901	10,326
Cash and cash equivalents at end of period	$5,707	$10,485

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$-	$21

See notes to consolidated financial statements

DATA I/O CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Data I/O Corporation (“Data I/O”, “We”, “Our”, “Us”, the “Company”) is a global market leader for advanced programming, security deployment, security provisioning and associated Intellectual Property (“IP”) protection and management solutions used in electronics manufacturing with flash memory, microcontrollers, and flash memory-based intelligent devices as well as secure element devices, authentication devices and secure microcontrollers.  Customers for our programming system products are located around the world, primarily in Asia, Europe and the Americas. Our manufacturing operations are currently located in Redmond, Washington, United States and Shanghai, China.

We prepared the financial statements as of March 31, 2026 and March 31, 2025, according to the rules and regulations of the Securities and Exchange Commission ("SEC").  These statements are unaudited but, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented.  The balance sheet at December 31, 2025, has been derived from the audited financial statements at that date.  We have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America according to such SEC rules and regulations.  Operating results for the three months ended March 31, 2026, are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

Significant Accounting Policies

These financial statements should be read in conjunction with the annual audited financial statements and the accompanying notes included in our Form 10-K for the year ended December 31, 2025 (filed with the SEC on April 16, 2026).  There have been no changes to our significant accounting policies described in the Annual Report that have had a material impact on our unaudited condensed consolidated financial statements and related notes.

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

We record deferred revenue as any non-refundable amounts that are primarily related to prepayments from customers, which is recognized as revenue as or when the performance obligations are satisfied. We have elected the practical expedient to omit disclosure of the amount of the transaction price allocated to remaining performance obligations for contracts with an expected contract length of one year or less.

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

The following table represents our revenues by major categories:

	Three Months Ended
Net sales by type	March 31, 2026	March 31, 2025 (as Revised)
(in thousands)
Platform Sales	$625	$3,054
Adapter Sales	1,520	1,943
Software and Services Sales*	1,105	1,179
Total	$3,250	$6,176

*  includes service and parts sales associated with equipment service contracts

The Company identified an error in the prior‑year disaggregated revenue amounts. As a result, the 2025 revenue by major category amounts have been revised. The correction did not impact the Company’s previously reported consolidated balance sheets, statements of operations, comprehensive income (loss), or statements of cash flows. See: Note 12 for additional information regarding the revision of prior‑period disaggregated revenue amounts.

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

On July 4, 2025, the One Big Beautiful Bill Act (Act) was signed into law. The Act makes permanent key elements of the Tax Cuts and Jobs Act, including 100 percent bonus depreciation, domestic research cost expensing, increases the AMIC to 35 percent from 25 percent and modifications to the international tax framework. The Act includes multiple effective dates, with certain provisions effective in 2025 and others phased in through 2027.  We continue to evaluate the impact of the Act's provisions that will take effect in future years. As a result of this legislation, the Company is deducting its domestic Section 174A expenditures beginning in the 2025 taxable year.

New Accounting Pronouncements – Standards Issued and Not Yet Implemented

In November 2024, the FASB issued ASU 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation (Subtopic 220-40),” which requires disclosure of specific information about costs and expenses within relevant expense captions on the face of the income statement. This standard is effective for the Company’s annual reporting period beginning January 1, 2027, and interim reporting periods beginning January 1, 2028. Early adoption is permitted. The Company is currently evaluating the effects of adopting this new accounting guidance.

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

Inventories consisted of the following components:	March 31, 2026	December 31, 2025
(in thousands)
Raw material	$3,011	$2,912
Work-in-process	1,881	1,661
Finished goods	1,256	1,137
Inventories	$6,148	$5,710

NOTE 3– PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consisted of the following components:

	March 31, 2026	December 31, 2025
(in thousands)
Leasehold improvements	$361	$356
Equipment	4,053	4,242
Sales demonstration equipment	1,031	1,029
	5,445	5,627
Less accumulated depreciation	4,745	4,820
Property, plant and equipment, net	$700	$807

NOTE 4 – OTHER ACCRUED LIABILITIES

Other accrued liabilities consisted of the following components:

	March 31, 2026	December 31, 2025
(in thousands)
Lease liability - short term	$698	$690
Product warranty	515	517
Sales return reserve	32	32
Other taxes	21	60
Severance accrual	973	-
Other	34	29
Other accrued liabilities	$2,273	$1,328

During the three months ended March 31, 2026, the Company recorded approximately $1.0 million of employee-related costs associated with a workforce reduction in its Germany operations. These costs consisted primarily of severance and related employee termination benefits, as well as legal and other costs incurred in connection with the workforce reduction.

As of March 31, 2026, accrued liabilities related to these termination benefits were approximately $973,000, which are expected to be paid within the next twelve months.

The changes in our product warranty liability at for the three months ending March 31, 2026 and year ended December 31, 2025 are as follows:

	March 31, 2026	December 31, 2025
(in thousands)
Product warranty liability, beginning balance	$517	$350
Net expenses	978	576
Warranty claims	(978)	(576)
Accrual revisions	(2)	167
Product warranty liability, ending balance	$515	$517

NOTE 5 – OPERATING LEASE COMMITMENTS

We have commitments under non-cancellable operating leases and other agreements, primarily for factory and office space, with initial or remaining terms of one year or more as of March 31, 2026, are as follows:

March 31, 2026
(in thousands)
2026 (remaining)	$585
2027	700
2028	433
2029	369
2030	-
And Thereafter	-
Total	2,087
Less imputed interest	(154)
Total operating lease liabilities	$1,933

For the largest lease component, the Company has three facilities with our headquarters and primary engineering and operational functions located in Redmond, Washington.  Our two subsidiary facilities in Munich, Germany and Shanghai, China provide extended worldwide sales, service, engineering and operation services.  The components of our lease expense for the three months ended March 31, 2026, include facility related operating lease costs of $189,000, and short-term lease costs of $7,800. In the prior year, components of our lease expense for the three months ended March 31, 2025, include facility related operating lease costs of $182,000, and short-term lease costs of $9,500. There were no new operating leases during the three months ended March 31, 2026.

The Redmond, Washington headquarters facility lease runs to October 31, 2029, at approximately 20,460 square feet.  The lease for the facility located in Shanghai, China runs to October 31, 2027, at approximately 19,400 square feet.  The lease for the facility located near Munich, Germany runs to August 2027, at approximately 4,895 square feet.

The following table presents supplemental balance sheet information related to leases as of March 31, 2026, and December 31, 2025:

	Balance at March 31, 2026	Balance at December 31, 2025
(in thousands)
Right-of-use assets (Long-term other assets)	$1,836	$2,005
Lease liability-short term (Other accrued liabilities)	$698	$690
Lease liability-long term (Operating lease liabilities)	$1,235	$1,411

NOTE 6 – OTHER COMMITMENTS

We have purchase obligations for inventory and production costs as well as other obligations such as capital expenditures, service contracts, marketing, and development agreements.  Arrangements are considered purchase obligations if a contract specifies all significant terms, including fixed or minimum quantities to be purchased, a pricing structure and approximate timing of the transaction. Most arrangements are cancelable without a significant penalty, and with short notice, typically less than 90 days.  As of March 31, 2026, we had confirmed contracts with a commitment of approximately $596,000 to be paid within one year and $480,000 to be paid beyond one year.

NOTE 7 – CONTINGENCIES

As of March 31, 2026, we were not a party to any legal proceedings or aware of any indemnification agreement claims, the adverse outcome of which in management’s opinion, individually or in aggregate, would have a material adverse effect on our results of operations or financial position.

NOTE 8 – INCOME TAXES

Income tax expense for the first quarter of 2026 and 2025 primarily related to foreign and minor state taxes.

Benefit or provision for income taxes for the three months ended March 31, 2026, and 2025, was a provision of $0 and $21,000, respectively, and the effective tax rates for these periods were 0% and 5.82%, respectively. The difference between our effective tax rates for the three months ended March 31, 2026 and 2025, and the U.S. statutory rate of 21% was primarily attributable to the impact of a full valuation allowance on our net deferred tax assets, as well as foreign taxes. Our consolidated effective tax rate decreased for the three months ended March 31, 2026, compared to the same period in the prior year primarily due to operational results in the first quarter of 2026.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31, 2026	March 31, 2025
(in thousands except per share data)
Numerator for basic and diluted earnings (loss) per share:
Net income (loss)	$(3,170)	$(382)

Denominator for basic
earnings (loss) per share:
Weighted-average shares	9,393	9,238

Employee stock options and awards	-	-

Denominator for diluted earnings (loss) per share:
Adjusted weighted-average shares & assumed conversions of stock options	9,393	9,238

Basic and diluted earnings (loss) per share:
Basic earnings (loss) per share	$(0.34)	$(0.04)
Diluted earnings (loss) per share	$(0.34)	$(0.04)

The weighted average number of shares outstanding used to compute earnings (loss) per share included the following:

	Three Months Ended
	March 31, 2026	March 31, 2025

Restricted Stock Units	104,994	84,336
Performance Stock Units	18,081	16,180
Stock Options	685	-

Options to purchase 200,000 and 200,000 shares were outstanding as of March 31, 2026 and 2025, respectively, but were excluded from the computation of diluted earnings per share for the periods then ended because the options were anti-dilutive.

NOTE 10 – SHARE-BASED COMPENSATION

For share-based awards granted, we have recognized compensation expense based on the estimated grant date fair value method.  For these awards we have recognized compensation expense using a straight-line amortization method and reduced for estimated forfeitures.

	Three Months Ended
	March 31, 2026	March 31, 2025
(in thousands)
Cost of goods sold	$12	$25
Research and development	2	48
Selling, general and administrative	63	101
Total share-based compensation	$77	$174

Equity awards granted during the three months ended March 31, 2026 and 2025 were as follows:

	March 31, 2026	March 31, 2025

Restricted Stock Units	-	10,000
Performance Stock Units	-	-

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

Performance Stock Units (“PSUs”) typically cliff vest at the end of the performance period and the performance metric for 2023 awards is cumulative revenue growth over the three-year period ending December 31, 2025, with a cumulative revenue threshold, target, and maximum performance measure.  For 2024 awards, the performance metrics included revenue growth, EBITDA and project objective targets over the three-year period ending December 31, 2026.  There were no Performance Stock awards granted in 2025 or 2026.

The remaining unamortized expected future share-based compensation expense and remaining amortization period associated with award grants of RSUs, PSUs and unvested options at March 31, 2026 and 2025 are:

	March 31, 2026	March 31, 2025

Unamortized future equity compensation expense (in thousands)	$701	$1,237
Remaining weighted average amortization period (in years)	1.80	2.21

NOTE 11 – SEGMENT INFORMATION

Data I/O operates as a single segment entity, to design, manufacture, and sell programming systems and services. We operate in three separate locations — Redmond, Washington; Shanghai, China; and Munich, Germany — these locations function as part of a single, integrated business and all operations are strategically aligned to support this objective.

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

	Three Months Ended
(in thousands)	March 31, 2026	March 31, 2025
Net sales	$3,250	$6,176
Cost of goods sold	1,641	2,988
Gross margin	1,609	3,188
Operating Expenses:
Employee expenses	2,046	2,255
Customer acquisition costs	208	293
Professional and outside services	978	541
Occupancy costs (OPEX portion)	370	219
Depreciation & amortization	106	126
Other expense (income)	1,045	131
Total operating expenses	4,753	3,565
Operating income (loss)	$(3,144)	$(377)

NOTE 12 – PRIOR PERIOD REVISION

The Company identified an error in the prior‑year disaggregated revenue amounts of net sales by type. As such, the Company has revised the net sales by type for the quarter ended March 31, 2025. This correction affected only the disaggregation of net sales among Platform, Adapter, and Software and Services sales and did not impact the Company’s previously reported consolidated balance sheets, statements of operations, comprehensive income (loss), or statements of cash flows. While the total revenue was not affected, the Company has revised the presentation of net sales by type for the quarter ended March 31, 2025 to enhance comparability.

Effect of Revision
Net sales by type	March 31, 2025 As Previously Reported	Effect of Revision	March 31, 2025 As Revised
(in thousands)
Platform Sales	$3,317	$(263)	$3,054
Adapter Sales	1,963	(20)	1,943
Software and Services Sales*	896	283	1,179
Total	$6,176	$-	$6,176

* includes service and parts sales associated with equipment service contracts

NOTE 13 – SUBSEQUENT EVENTS

Subsequent to quarter end, the Company entered into a definitive securities purchase agreement with institutional investors for aggregate gross proceeds of approximately $9.0 million, consisting of a combination of common stock, convertible debentures, and warrants. The transaction is subject to customary closing conditions, including regulatory approvals, and is expected to close in the second quarter of 2026. Nasdaq rules will limit the number of shares that may be issued upon conversion or exercise of the convertible debentures and warrants absent shareholder approval.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  This Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves as long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results.  All statements other than statements of historical fact made in this Quarterly Report on Form 10-Q are forward-looking.  In particular, statements herein regarding industry prospects and trends; expected business recovery; industry partnerships; future results of operations or financial position; future spending; expected expenses, breakeven revenue point; cybersecurity risk management and costs; expected market decline, bottom or growth; the development of the Edge AI market; market acceptance of our newly introduced or upgraded products or services; the sufficiency of our cash to fund future operations and capital requirements; development, introduction and shipment of new products or services; changing foreign operations; strategic transformation progress and timeline; ERP implementation timeline; potential acquisitions; and the 2026 organic growth framework; taxes, trade issues and tariffs; expected inventory levels; expectations for unsupported platform or product versions and related inventory and other charges; Russian invasion of Ukraine impacts; Israel – Hamas war impacts; supply chain expectations; semiconductor chip shortages and recovery; and any other guidance on future periods are forward-looking statements.  Forward-looking statements reflect management’s current expectations and are inherently uncertain.  Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements, or other future events.  Moreover, neither Data I/O nor anyone else assumes responsibility for the accuracy and completeness of these forward-looking statements.  We are under no duty to update any of these forward-looking statements after the date of this Quarterly Report.  The reader should not place undue reliance on these forward-looking statements. The following discussions and the 2025 Annual Report on Form 10-K section entitled “Risk Factors – Cautionary Factors That May Affect Future Results” describe some, but not all, of the factors that could cause these differences.

OVERVIEW

Data I/O continued to evolve its business through the first quarter of 2026, despite a challenging global economic environment. Slower uptake of new initiatives through the early part of the quarter negatively impacted revenue growth, but momentum began to build towards quarter-end. Meanwhile, management took steps to realign costs, leveraging operating efficiencies and internal AI deployments and select, targeted spending cuts to reduce costs.

Our customers’ end markets have seen some weakening of demand which has affected sell-through of microcontrollers, security ICs and memory devices, which we believe has been partially offset by customers’ increased utilization of their existing systems. The net effect has been some greater need for engineering and maintenance services but also some lumpiness in demand for consumable adapters.  Overall demand for capital equipment continued to be negatively impacted by global trade and tariff negotiations throughout most of the first quarter. However, the Company’s ongoing supply chain planning and other actions have helped mitigate the impact of new tariffs, trade and inflationary pressures, including shifting material sourcing and product manufacturing.

We continue to focus on expanding our pipeline of opportunities beyond the automotive sector including a revitalization of our activities with semiconductor companies. Combined with continued efforts to expand our market reach, we expect to deliver revenue growth through end market diversification and an enhanced consultative sales process. In the quarter, we announced an important strategic relationship with IAR in the security space that we believe will expand the reach, applicability and addressable market for both companies.

Significant operational and product progress has been made in a short period of time against a backdrop of significant economic and cross-border trade uncertainty. We remain cautious given the near-term headwinds, but are increasingly encouraged by later-quarter activity levels.  We remain focused on setting the business up for sustainable growth by driving innovation, enhancing our products and improving our value proposition.

At the same time, we are focused on increasing our efficiency in delivering our products and services, and to that end we have sought to streamline and better align our operations. Notably, in the first quarter of 2026, we made some strategic realignments around our Germany office which we expect to yield material cost savings and efficiencies. Employee-related costs related to the Germany realignment and expensed in the first quarter amounted to approximately over $1 million, primarily for legal work and employee severance. We expect to continue to review our operations in Germany as well as the U.S. and China operations with an eye to improving operational efficiency worldwide.

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

There have been no changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates discussed in the Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the SEC on April 16, 2026, as described in Note 1. Description of Business and Summary of Significant Accounting Policies to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS:

NET SALES

	Three Months Ended
Net sales by location	March 31, 2026	Change	March 31, 2025
(in thousands)
United States	$1,755	132.1%	$756
% of total	54.0%		12.2%

International	$1,495	(72.4)%	$5,420
% of total	46.0%		87.8%

	Three Months Ended
Net sales by type	March 31, 2026	Change	March 31, 2025 (as Revised)
(in thousands)
Platform sales	$625	(79.5)%	$3,054
Adapter sales	1,520	(21.8)%	1,943
Software and Services Sales*	1,105	(6.3)%	1,179
Total	$3,250	(47.4)%	$6,176

*  includes service and parts sales associated with equipment service contracts

The Company identified an error in the prior‑year disaggregated revenue amounts of net sales by type. As such, the Company has revised the net sales by type for the quarter ended March 31, 2025. This correction affected only the disaggregation of net sales among Platform, Adapter, and Software and Services sales and did not impact the Company’s previously reported consolidated balance sheets, statements of operations, comprehensive income (loss), or statements of cash flows. While the total revenue was not affected, the Company has revised the presentation of net sales by type for the quarter ended March 31, 2025 to enhance comparability.

Net sales in the first quarter of 2026 were $3.3 million, compared with $6.2 million in the prior year period.  Overall demand for capital equipment continued to be negatively impacted by ongoing global trade and tariff negotiations throughout most of the first quarter of 2026.  Net sales of consumable adapters and services revenue represented 81% of total revenue and provide a stable base of recurring revenue.

Total platform  sales in the first quarter of 2026 were 19% of revenues, adapter sales were 47% and software and services sales revenues were 34% of revenues compared with 49% and 32% and 19% respectively in the first quarter of 2025. On a geographic basis, international sales represented approximately 46% of total net sales for the first quarter of 2026 compared with 88% in the prior year period.

Bookings increased in the latter half of the first quarter as customers had been delaying purchase decisions amid ongoing global trade and tariff concerns and as sales processes disrupted by the ransomware incident resumed.  First quarter 2026 bookings were $4.2 million, up from $3.1 million in the fourth quarter 2025 and down from $4.6 million in the first quarter 2025.

Backlog at March 31, 2026, was $2.6 million, up from $1.6 million at the end of the prior quarter.  Deferred revenue was $1.5 million on March 31, 2026, and $1.5 million on December 31, 2025.

GROSS MARGIN

	Three Months Ended
	March 31, 2026	Change	March 31, 2025
(in thousands)
Gross margin	$1,609	(49.5)%	$3,188
Percentage of net sales	49.5%		51.6%

Gross margin as a percentage of sales in the first quarter of 2026 was 49.5% as compared to 51.6% in the same period last year.  Overall gross margins recovered sequentially as direct material costs remained steady and consistent with prior periods. Margins declined year-over-year as overheads and other fixed costs were spread over a smaller revenue base. Ongoing supply chain planning and other actions have been mitigating the impact of new tariffs, trade and inflationary pressures, including shifting material sourcing and product manufacturing.

RESEARCH AND DEVELOPMENT

	Three Months Ended
	March 31, 2026	Change	March 31, 2025
(in thousands)
Research and development	$1,291	(14.8)%	$1,515
Percentage of net sales	39.7%		24.5%

Research and development (“R&D”) expenses decreased in the first quarter of 2026 as compared to the same period in 2025. The decrease is due primarily to a reduction in expenses related to headcount and outside services for projects completed in 2025.

SELLING, GENERAL AND ADMINISTRATIVE

	Three Months Ended
	March 31, 2026	Change	March 31, 2025
(in thousands)
Selling, general &
administrative	$3,462	68.9%	$2,050
Percentage of net sales	106.5%		33.2%

Selling, General and Administrative (“SG&A”) expenses were higher in the first quarter of 2026 as compared to the same period in 2025.  The year-over-year increase in SG&A expense was largely driven by a number of one-time expenses, most notably reorganization expenses related to the strategic reconfiguration of the Company’s Munich operations. Continued efficiency improvements and cost reduction efforts remain a focus.

SHARE-BASED COMPENSATION

	Three Months Ended
	March 31, 2026	Change	March 31, 2025
(in thousands)

Share-based compensation	$77	(55.7)%	$174

First quarter 2026 share-based compensation of $77,000 was $97,000 lower compared to the prior year period due to staff reductions and retirements since the fourth quarter of 2024.

INTEREST

	Three Months Ended
	March 31, 2026	Change	March 31, 2025
(in thousands)
Interest income	$15	(60.5)%	$38

Interest income was lower in the first quarter of 2026 compared to the same period in 2025 due to lower invested balances.

INCOME TAXES

	Three Months Ended
	March 31, 2026	Change	March 31, 2025
(in thousands)
Income tax benefit (expense)	$-	(100)%	$(21)

Income tax expense for the first quarter of both 2026 and 2025, primarily related to foreign and minor state taxes.

Income tax provision of $0 and $21,000 were recognized for the three months ended March 31, 2026 and 2025, respectively, and the effective tax rates for these periods were 0% and 5.82%, respectively. The difference between our effective tax rates for the three months ended March 31, 2026 and 2025, and the U.S. statutory rate of 21% was primarily attributable to the impact of a full valuation allowance on our net deferred tax assets, as well as foreign taxes. Our consolidated effective tax rate decreased for the three months ended March 31, 2026, compared to the same period in the prior year primarily due to operational results in the first quarter of 2026.

Financial Condition

LIQUIDITY AND CAPITAL RESOURCES

	March 31, 2026	Change	December 31, 2025
(in thousands)
Working capital	$9,297	$(2,973)	$12,270

Working capital decreased by $3.0 million during 2026, primarily due to the revenue decline and resulting operating loss. Our current ratio was 2.6 and 3.5 for March 31, 2026 and December 31, 2025, respectively.

At March 31, 2026, our principal sources of liquidity consisted of existing cash and cash equivalents.  Cash at $5.7 million decreased $2.2 million from December 31, 2025, primarily due to one-time expenses and investments in the first quarter, partially offset by an otherwise improved cost structure, lower inventory levels, and currency effects on overseas cash balances. Correspondingly, working capital of approximately $9.3 million on March 31, 2026, was down $3.0 million as compared to December 31, 2025.  The Company continues to have no debt.

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

NON-GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP) FINANCIAL MEASURES

Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) was ($3,070,000) in the first quarter of 2026 compared to ($272,000) in the first quarter of 2025.  Adjusted EBITDA, excluding share-based compensation (a non-cash item), was ($2,993,000) in the first quarter of 2026, compared to ($98,000) in the first quarter of 2025.

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

NON-GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP) FINANCIAL MEASURE RECONCILIATION

	Three Months Ended March 31,
	2026	2025
(in thousands)
Net Income (loss)	$(3,170)	$(382)
Interest (income)	(15)	(38)
Taxes	0	21
Depreciation & amortization	115	127
EBITDA earnings (loss)	(3,070)	(272)
Equity compensation	77	174
Adjusted EBITDA, excluding equity compensation	$(2,993)	$(98)

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this report (the “Evaluation Date”). Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the CEO and CFO concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective due to a material weakness in our internal control over financial reporting which was identified and discussed in more detail in our annual report on Form 10-K for the year ended December 31, 2025.

As previously reported, we identified material weakness in our internal controls over financial reporting as of December 31, 2025.  The material weakness related to segregation of duties and to the completeness and accuracy of internally generated reports used in the preparation of the disaggregated revenue footnote as of December 31, 2025.  Notwithstanding this material weakness, we have performed additional procedures to enable management to conclude that our consolidated financial statements included in this Form 10-Q fairly present in all material respects our financial condition and results of operations for the period ended March 31, 2026.

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

CHANGES IN INTERNAL CONTROLS

Subsequent to the identification of the material weakness discussed in the annual report on Form 10-K for the year ended December 31, 2025, management has continued to implement remediation actions designed to address the underlying control deficiencies, including enhancing review procedures and increasing management oversight over financial reporting activities. These actions are intended to improve the design and operation of the Company’s internal control environment. Management believes these remediation efforts appropriately address the root causes of the material weakness; however, the material weakness will not be considered remediated until the relevant controls have operated for a sufficient period of time and management has concluded, based on testing, that the controls are operating effectively.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.  As of March 31, 2026, we were not a party to any material pending legal proceedings.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.  There are no material changes to the Risk Factors described in our Annual Report except as set forth below.

At Data I/O, our customers and suppliers continue to increase reliance on systems, and as additional features are added, the risks also increase. Any significant disruptions to our global systems or the internet for any reason, which could include equipment or network failures; co-location facility failures; power outages; sabotage; employee error or other actions; cyber incidents or other security breaches; reliance on third party technology; geopolitical activity or natural disasters; all of which could have a material negative effect on our results. In August 2025, we were the subject of a targeted cyber incident. Upon discovering the incident, we shut down most of our operating systems globally to manage the safety of our overall global systems environment. This shutdown and any such future events may result in loss of revenue; business disruptions (such as the inability to timely process shipments); and significant remediation costs. This cyber incident, or any future cyber incident could also result in increased vulnerability to attempts of fraud, legal claims and proceedings including potential breach of contract claims, reporting delays or errors; interference with regulatory reporting; an increase in costs to protect our systems and technology; or damage to our reputation.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

(a)	None
(b)	2026 Annual Meeting Date

The Board of Directors of the Company has changed the date of the Company’s Annual Meeting of Stockholders (“2026 Annual Meeting”) to July 8, 2026. The exact time and place of the 2026 Annual Meeting will be specified in our Notice of 2026 Annual Meeting and related proxy statement for the 2026 Annual Meeting. Because the date of the 2026 Annual Meeting is more than 30 days from the first anniversary of our 2025 Annual Meeting, there is a new deadline for the receipt of any stockholder proposals submitted for the 2026 Annual Meeting. If a stockholder desires to present a proposal for inclusion in our proxy statement for the 2026 Annual Meeting pursuant to Rule 14a-8 under the Exchange Act (“Rule 14a-8”), the proposal must be submitted in writing to us for receipt not later than May 25, 2026, which is 10 days following the date hereof. Stockholders who wish to raise a proposal for consideration at the 2025 Annual Meeting, but who do not wish to submit a proposal for inclusion in our proxy materials pursuant to Rule 14a-8, should comply with our bylaws and deliver to us a copy of their proposal no later than May 25, 2026. If a stockholder fails to provide such notice, the respective proposal may not be addressed in our proxy materials and the proxies may exercise their discretionary voting authority if the proposal is raised at the 2026 Annual Meeting. In addition to satisfying the requirements of the advance notice provisions of our bylaws, proposals must comply with Washington law and the proxy rules promulgated by the Securities and Exchange Commission, including Rule 14a-8 if applicable, and stockholders who intend to solicit proxies in support of director nominees other than our nominees must provide us with the information required by Rule 14a-19(b) under the Exchange Act. In either case, proposals should be sent to Data I/O Corporation, 6645 185th Ave NE, Suite 100, Redmond, Washington, 98052.

(c)

During the quarterly period ended March 31, 2026, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement, and/or any non-Rule 10b5-1 trading arrangement (as such terms are defined pursuant to Item 408(a) of Regulation S-K).

Item 6. Exhibits

(a)	Exhibits

3.2	Amended and Restated BYLAWS of Data I/O Corporation (incorporated by reference to Exhibit 3.2 of the registrant’s Current Report on Form 8-K, filed with the SEC on May 8, 2026).

10	Material Contracts:

None.
31	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002:
	31.1	Chief Executive Officer Certification
	31.2	Chief Financial Officer Certification

32	Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002:
	32.1	Chief Executive Officer Certification
	32.2	Chief Financial Officer Certification
101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: May 15, 2026

DATA I/O CORPORATION

(REGISTRANT)

By:	/s/William Wentworth
William Wentworth
President and Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)

By:	/s/Charles DiBona
Charles DiBona
Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Duly Authorized Officer)