Form 10-Q
period 2026-06-30
DATA I/O CORP
filed 2026-08-14
CIK 351998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Shares of Common Stock, no par value, outstanding as of July 31, 2026: 10,395,627

DATA I/O CORPORATION

FORM 10-Q

For the Quarter Ended June 30, 2026

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

DATA I/O CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(UNAUDITED)

	June 30, 2026	December 31, 2025

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,843	$7,901
Trade accounts receivable, net of allowance for credit losses of $31 and $29, respectively	4,302	2,841
Inventories	6,189	5,710
Other current assets	856	799
TOTAL CURRENT ASSETS	22,190	17,251

Property and equipment – net	678	807
Other assets	1,774	2,118
TOTAL ASSETS	$24,642	$20,176

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,350	$1,227
Accrued compensation	725	958
Deferred revenue	1,093	1,464
Other accrued liabilities	2,104	1,328
Convertible debenture net of debt issuance costs	6,208	-
Income taxes payable	4	4

TOTAL CURRENT LIABILITIES	11,484	4,981

Deferred foreign income tax	250	250
Operating lease liabilities	1,056	1,411
Long-term other payables	-	20

STOCKHOLDERS’ EQUITY
Preferred stock - Authorized, 5,000,000 shares, including 200,000 shares of Series A Junior Participating Issued and outstanding, none	-	-
Preferred stock - Authorized, 8,000 shares of Series B Preferred Stock Issued and outstanding, none	-	-
Common stock, at stated value - Authorized, 30,000,000 shares Issued and outstanding, 10,395,627 shares as of June 30, 2026 and 9,391,922 shares as of December 31, 2025	25,916	24,062
Additional paid in capital	1,165	-
Accumulated deficit	(15,773)	(10,974)
Accumulated other comprehensive income (loss)	544	426
TOTAL STOCKHOLDERS’ EQUITY	11,852	13,514
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$24,642	$20,176

See notes to consolidated financial statements

DATA I/O CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Net sales	$5,149	$5,948	$8,399	$12,124
Cost of goods sold	2,214	2,988	3,854	5,976
Gross margin	2,935	2,960	4,545	6,148
Operating expenses:
Research and development	1,380	1,662	2,671	3,177
Selling, general and administrative	2,279	2,142	5,743	4,192
Total operating expenses	3,659	3,804	8,414	7,369
Operating income (loss)	(724)	(844)	(3,869)	(1,221)
Non-operating income (loss):
Interest income	11	35	26	73
Interest expense	(873)	-	(873)	-
Foreign currency transaction gain (loss)	(43)	47	(83)	26
Total non-operating income (loss)	(905)	82	(930)	99
Income (loss) before income taxes	(1,629)	(762)	(4,799)	(1,122)
Income tax (expense) benefit	-	20	-	(2)
Net income (loss)	$(1,629)	$(742)	$(4,799)	$(1,124)

Basic earnings (loss) per share	$(0.17)	$(0.08)	$(0.51)	$(0.12)
Diluted earnings (loss) per share	$(0.17)	$(0.08)	$(0.51)	$(0.12)
Weighted-average basic shares	9,572	9,296	9,483	9,267
Weighted-average diluted shares	9,572	9,296	9,483	9,267

See notes to consolidated financial statements

4

DATA I/O CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Net income (loss)	$(1,629)	$(742)	$(4,799)	$(1,124)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	64	289	118	304
Comprehensive income (loss)	$(1,565)	$(453)	$(4,681)	$(820)

See notes to consolidated financial statements

DATA I/O CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)
(UNAUDITED)

					Accumulated
				Additional	and Other	Total
	Common Stock		Accumulated	Paid in	Comprehensive	Stockholders'
	Shares	Amount	Deficit	Capital	Income (Loss)	Equity
Balance at December 31, 2024	9,236,040	$23,475	$(5,738)	-	$(111)	$17,626
Stock awards issued, net of tax withholding	1,759	(3)	-	-	-	(3)
Issuance of stock through: ESPP	1,932	6	-	-	-	6
Share-based compensation	-	174	-	-	-	174
Net income (loss)	-	-	(382)	-	-	(382)
Other comprehensive income (loss)	-	-	-	-	126	126
Balance at March 31, 2025	9,239,731	$23,652	$(6,120)	-	$15	$17,547
Stock awards issued, net of tax withholding	134,967	(98)	-	-	-	(98)
Issuance of stock through: ESPP	-	-	-	-	-	-
Share-based compensation	-	250	-	-	-	250
Net income (loss)	-	-	(742)	-	-	(742)
Other comprehensive income (loss)	-	-	-	-	289	289
Balance at June 30, 2025	9,374,698	$23,804	$(6,862)	-	$304	$17,246
Balance at December 31, 2025	9,391,922	$24,062	$(10,974)	-	$426	$13,514
Stock awards issued, net of tax withholding	2,500	(13)	-	-	-	(13)
Issuance of stock through: ESPP	-		-	-	-	-
Share-based compensation	-	77	-	-	-	77
Net income (loss)	-	-	(3,170)	-	-	(3,170)
Other comprehensive income (loss)	-	-	-	-	54	54
Balance at March 31, 2026	9,394,422	$24,126	$(14,144)	-	$480	$10,462
Stock awards issued, net of tax withholding	131,365	(55)	-	-	-	(55)
Issuance of stock through: ESPP	-	-	-	-	-	-
Share-based compensation	-	156	-	-	-	156
Common stock issued in private placement	869,840	1,689	-	-		1,689
Warrants	-	-	-	1,165	-	1,165
Net income (loss)	-	-	(1,629)	-	-	(1,629)
Other comprehensive income (loss)	-	-	-	-	64	64
Balance at June 30, 2026	10,395,627	$25,916	$(15,773)	$1,165	$544	$11,852

See notes to consolidated financial statements

DATA I/O CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(UNAUDITED)

	For the Six Months Ended June 30,
	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(4,799)	$(1,124)
Adjustments to reconcile net income (loss)
to net cash provided by (used in) operating activities:
Depreciation and amortization	217	237
Equipment transferred to inventory	130	61
Interest expense	873	-
Share-based compensation	233	424
Net change in:
Trade accounts receivable	(1,461)	191
Inventories	(479)	290
Other current assets	(57)	(113)
Accounts payable and accrued liabilities	579	232
Deferred revenue	(371)	(432)
Other long-term liabilities	(375)	(409)
Deposits and other long-term assets	344	410
Net cash provided by (used in) operating activities	(5,166)	(233)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(229)	(347)
Net proceeds from sale of assets	8	-
Cash provided by (used in) investing activities	(221)	(347)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible debt	6,825	-
Proceeds from issuance of common stock	2,111	-
Direct costs from issuance of convertible debt	(725)	-
Net proceeds from issuance of common stock, less payments
for shares withheld to cover tax	-	(95)
Cash provided by (used in) financing activities	8,211	(95)
Increase (decrease) in cash and cash equivalents	2,824	(675)

Effects of exchange rate changes on cash	118	318
Cash and cash equivalents at beginning of period	7,901	10,326
Cash and cash equivalents at end of period	$10,843	$9,969

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	-	$14

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

We prepared the financial statements as of June 30, 2026 and June 30, 2025 according to the rules and regulations of the Securities and Exchange Commission ("SEC"). These statements are unaudited but, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented. The balance sheet at December 31, 2025 has been derived from the audited financial statements at that date. We have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America according to such SEC rules and regulations. Operating results for the six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

Significant Accounting Policies

These financial statements should be read in conjunction with the annual audited financial statements and the accompanying notes included in our Form 10-K and Form 10-K/A for the year ended December 31, 2025 (filed with the SEC on April 16, 2026 and April 30, 2026, respectively). There have been no changes to our significant accounting policies described in the Annual Report that have had a material impact on our unaudited condensed consolidated financial statements and related notes.

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

 The following table represents our revenues by major categories:

	Three Months Ended			Six Months Ended
Net sales by type	June 30, 2026	Change	June 30, 2025 (as revised)	June 30, 2026	Change	June 30, 2025 (as revised)
(in thousands)
Platform sales	$2,282	(5.4%)	$2,413	$2,907	(47%)	$5,486
Adapter sales	1,759	(28.6%)	2,462	3,278	(25.6%)	4,404
Software and services sales*	1,108	3.2%	1,073	2,214	(0.9%)	2,234
Total	$5,149	(13.4%)	$5,948	$8,399	(30.7%)	$12,124

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

NOTE 2 – INVENTORIES

Inventories are stated at the lower of cost or net realizable value. Adjustments are made to standard cost, which approximates actual cost on a first-in, first-out basis. We estimate reductions to inventory for obsolete, slow-moving, excess and non-saleable inventory by reviewing current transactions and forecasted product demand. We evaluate our inventories on an item-by-item basis and record inventory adjustments accordingly.

Inventories consisted of the following components:
	June 30, 2026	December 31, 2025
(in thousands)
Raw material	$3,185	$2,912
Work-in-process	1,576	1,661
Finished goods	1,428	1,137
Inventories	$6,189	$5,710

NOTE 3– PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following components:
	June 30, 2026	December 31, 2025
(in thousands)
Leasehold improvements	$365	$356
Equipment	3,988	4,242
Sales demonstration equipment	352	1,029
	4,705	5,627
Less accumulated depreciation	4,027	4,820
Property and equipment, net	$678	$807

NOTE 4 – ACCRUED LIABILITIES

Other accrued liabilities consisted of the following components:

	June 30, 2026	December 31, 2025
(in thousands)
Lease liability - short term	$698	$690
Product warranty	515	517
Sales return reserve	32	32
Other taxes	78	60
Severance accrual	649	-
Interest payable, net	10	-
Other	122	29
Other accrued liabilities	$2,104	$1,328

During the three months ended June 30, 2026, the Company recorded approximately $0.3 million of employee-related costs associated with a workforce reduction in operations. During the six months ended June 30, 2026, the Company recorded approximately $1.3 million of such costs.

As of June 30, 2026, accrued liabilities related to these termination benefits were approximately $649,000, which are expected to be paid within the next twelve months.

The changes in our product warranty liability at June 30, 2026 and year ended December 31, 2025 are as follows:

	June 30, 2026	December 31, 2025
(in thousands)
Product warranty liability, beginning balance	$517	$350
Net expenses	785	576
Warranty claims	(785)	(576)
Accrual revisions	(2)	167
Product warranty liability, ending balance	$515	$517

NOTE 5– OPERATING LEASE COMMITMENTS

We have commitments under non-cancelable operating leases and other agreements, primarily for factory and office space, with initial or remaining terms of one year or more as of June 30, 2026, are as follows:

June 30, 2026 Operating Lease Commitments
(in thousands)
2026 (remaining)	$386
2027	694
2028	433
2029	369
2030	-
2031 And Thereafter	-
Total	1,882
Less imputed interest	(124)
Total operating lease liabilities	$1,758

For the largest lease component, the Company has three facilities with our headquarters and primary engineering and operational functions located in Redmond, Washington. Our two subsidiary facilities in Munich, Germany and Shanghai, China provide extended worldwide sales, service, engineering and operation services. The components of our lease expense for the three months and six months ended June 30, 2026, include facility related operating lease costs of $187,000 and $375,000, respectively, and short-term lease costs of $6,500 and $14,000, respectively. In the prior year, components of our lease expense for the three months and six months ended June 30, 2025, include facility related operating lease costs of $184,000 and $366,000, respectively, and short-term lease costs of $10,000 and $19,000, respectively. There were no new operating leases during the six months ended June 30, 2026.

The Redmond, Washington headquarters facility lease runs to October 31, 2029, at approximately 20,460 square feet. The lease for the facility located in Shanghai, China runs to October 31, 2027, at approximately 19,400 square feet. The lease for the facility located near Munich, Germany runs to August 2027, at approximately 4,895 square feet.

The following table presents supplemental balance sheet information related to leases as of June 30, 2026, and December 31, 2025:

	Balance at June 30, 2026	Balance at December 31, 2025
(in thousands)
Right-of-use assets (Long-term other assets)	$1,660	$2,005
Lease liability-short term (Other accrued liabilities)	$698	$690
Lease liability-long term (Operating lease liabilities)	$1,056	$1,411

NOTE 6– OTHER COMMITMENTS

We have purchase obligations for inventory and production costs as well as other obligations such as capital expenditures, service contracts, marketing, and development agreements. Arrangements are considered purchase obligations if a contract specifies all significant terms, including fixed or minimum quantities to be purchased, a pricing structure and approximate timing of the transaction. Most arrangements are cancelable without a significant penalty, and with short notice, typically less than 90 days. As of June 30, 2026, we had confirmed contracts with a commitment of approximately $660,000 to be paid within one year and $480,000 to be paid beyond one year.

NOTE 7 – CONTINGENCIES

As of June 30, 2026, we were not a party to any legal proceedings or aware of any indemnification agreement claims, the adverse outcome of which in management’s opinion, individually or in aggregate, would have a material adverse effect on our results of operations or financial position.

NOTE 8 – INCOME TAXES

Income tax expense for the second quarter of 2026 and 2025 primarily related to foreign and minor state taxes.

The provision for (benefit from) income taxes for the three months ended June 30, 2026 and 2025 was $0 and $20,000, respectively, and the provision for (benefit from) income taxes for the six months ended June 30, 2026 and 2025 was $0 and ($2,000), respectively. The effective tax rates for the three months ended June 30, 2026 and 2025 were 0% and (2.62%), respectively, and the effective tax rates for the six months ended June 30, 2026 and 2025 were 0% for each period.

The differences between our effective tax rates for the three and six months ended June 30, 2026 and 2025 and the U.S. federal statutory income tax rate of 21% were primarily attributable to the effect of a full valuation allowance against our net deferred tax assets and, to a lesser extent, foreign taxes. The change in our effective tax rate for the six months ended June 30, 2026 compared with the same period in 2025 was primarily attributable to changes in the mix and amount of pre-tax income and loss across jurisdictions.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
(in thousands except per share data)
Numerator for basic and diluted earnings (loss) per share: Net income (loss)	$(1,629)	$(742)	$(4,799)	$(1,124)
Denominator for basic earnings (loss) per share: Weighted-average shares	9,572	9,296	9,483	9,267
Employee stock options and awards	-	-	-	-
Denominator for diluted earnings (loss) per share:
Adjusted weighted-average shares & assumed conversions of stock options	9,572	9,296	9,483	9,267
Basic and diluted earnings (loss) per share:
Basic earnings (loss) per share	$(0.17)	$(0.08)	$(0.51)	$(0.12)
Diluted earnings (loss) per share	$(0.17)	$(0.08)	$(0.51)	$(0.12)

The weighted average number of shares outstanding used to compute earnings (loss) per share included the following:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025

Restricted Stock Units	88,209	66,424	98,443	77,906
Performance Stock Units	17,717	19,638	17,901	17,811
Stock Options	13,682	-	7,426	-

Options to purchase 200,625 and 200,000 shares were outstanding as of June 30, 2026 and 2025, respectively, but were excluded from the computation of diluted earnings per share for the periods then ended because the options were anti-dilutive.

In connection with the private placement financing transaction completed on June 17, 2026, the following potential common shares were outstanding as of June 30, 2026 but were excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2026 because their effect would have been anti-dilutive: 2,730,160 shares issuable upon conversion of the convertible notes (representing the shares issuable upon conversion of the notes into Series B convertible preferred stock and the subsequent conversion of such preferred stock into common stock) and 1,080,000 shares issuable upon exercise of the related warrants. No comparable securities were outstanding as of June 30, 2025.

NOTE 10 – SHARE-BASED COMPENSATION

For share-based awards granted, we have recognized compensation expense based on the estimated grant date fair value method. For these awards we have recognized compensation expense using a straight-line amortization method and reduced for estimated forfeitures.

The impact on our results of operations of recording share-based compensation, net of forfeitures, for the three and six months ended June 30, 2026 and 2025, were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
(in thousands)
Cost of goods sold	-	$36	$12	$61
Research and development	-	65	2	113
Selling, general and administrative	156	149	219	250
Total share-based compensation	$156	$250	$233	$424

Equity awards granted during the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025

Restricted Stock Units	-	81,200	-	96,472
Performance Stock Units	-	-	-	-

Employee Restricted Stock Units (“RSUs”) typically vest annually over three or four years and employee Non-Qualified stock options typically vest quarterly over four years and have a six-year exercise period. Non-employee director Restricted Stock Units (“RSUs”) typically vest over the earlier of one year or the next annual meeting of shareholders and Non-Qualified stock options vest over three years and have a six-year exercise period. There have been no Restricted Stock awards granted in 2026.

Performance Stock Units (“PSUs”) typically cliff vest at the end of the performance period and the performance metric for 2023 awards is cumulative revenue growth over the three-year period ending December 31, 2026, with a cumulative revenue threshold, target, and maximum performance measure. For 2024 awards, the performance metrics included revenue growth, EBITDA and project objective targets over the three-year period ending December 31, 2026. There have been no Performance Stock awards granted in 2025 or 2026.

The remaining unamortized expected future equity compensation expense and remaining amortization period associated with award grants of RSUs, PSUs and unvested options at June 30, 2026 and 2025 are:

	June 30, 2026	June 30, 2025

Unamortized future equity compensation expense (in thousands)	$511	$1,197
Remaining weighted average amortization period (in years)	1.81	1.92

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

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
(in thousands)
Net sales	$5,149	$5,948	$8,399	$12,124
Cost of goods sold	2,214	2,988	3,854	5,976
Gross margin	2,935	2,960	4,545	6,148
Operating Expenses:
Employee expenses	2,015	2,392	4,061	4,647
Customer acquisition costs	166	240	374	533
Professional and outside services	691	570	1,669	1,111
Occupancy costs (OPEX portion)	205	243	575	462
Depreciation & amortization	97	139	203	265
Other	485	220	1,532	351
Total operating expense	3,659	3,804	8,414	7,369
Operating income (loss)	$(724)	$(844)	$(3,869)	$(1,221)

NOTE 12 – PRIOR PERIOD REVISION

The Company identified an error in the prior‑year disaggregated revenue amounts of net sales by type. As such, the Company has revised the net sales by type for the three and six months ended June 30, 2025. This correction affected only the disaggregation of net sales among Platform, Adapter, and Software and Services sales and did not impact the Company’s previously reported consolidated balance sheets, statements of operations, comprehensive income (loss), or statements of cash flows. While the total revenue was not affected, the Company has revised the presentation of net sales by type for the three and six months ended June 30, 2025 to enhance comparability.

	Three Months Ended			Six Months Ended
Net sales by type	June 30, 2025 As Previously Reported	Effect of Revision	June 30, 2025 As Revised	June 30, 2025 As Previously Reported	Effect of Revision	June 30, 2025 As Revised
(in thousands)
Platform sales	$2,997	$(584)	$2,413	$6,315	$(829)	$5,486
Adapter sales	2,331	131	2,462	4,293	111	4,404
Software and services sales*	620	453	1,073	1,516	718	2,234
Total	$5,948	$-	$5,948	$12,124	$-	$12,124

*includes service and parts sales associated with equipment service contracts

NOTE 13 – PRIVATE PLACEMENT

Issuance of common stock

On June 17, 2026, the Company issued 869,840 shares of its common stock in a private placement financing transaction entered into pursuant to a Securities Purchase Agreement dated May 14, 2026 with the Lytton‑Kambara Foundation and Alice W. Lytton Family LLC (the "Investors"). The common stock was issued together with convertible debentures and warrants for aggregate gross proceeds to the Company of approximately $9.0 million. Following the issuance, the Company had 10,264,262 shares of common stock issued and outstanding.

As the common stock, warrants, and convertible debentures were issued together in a single transaction, the Company allocated the $9.0 million of gross proceeds to each freestanding instrument based on its relative fair value. Of the total proceeds, $1,854,150 was allocated to the common stock. The shares of common stock issued in the transaction rank equally with the Company's other outstanding shares of common stock and carry no preferential dividend, liquidation, redemption, or conversion rights.

The Company incurred total issuance costs of approximately $800,000 in connection with the private placement financing transaction, of which $164,879 was allocated to the common stock on the same relative fair value basis used to allocate the proceeds. Issuance costs allocated to the common stock were recorded as a reduction of the proceeds recognized in equity. Accordingly, the net amount recognized in common stock for the shares issued was $1,689,271.

Convertible Notes (Series B Preferred Stock)

The Convertible Notes were issued under the private placement financing transaction on June 17, 2026, pursuant to the Securities Purchase Agreement dated May 14, 2026. The Notes were issued in a transaction to the Lytton-Kambara Foundation and to Alice W. Lytton Family LLC, with principal balances of $4.55 million and $2.28 million, respectively. The Notes are direct, unsecured debt obligations of the Company and rank equally in right of payment with all other Debentures now or hereafter issued under the series. These are five-year Notes maturing on June 16, 2031, unless earlier converted, and bear interest at a rate of 4.0% per annum, payable semiannually on November 1 and May 1, beginning on the first such date after the original issue date of the Notes, on each conversion date (as to that principal amount then being converted), and on the maturity date. The interest is paid in cash, or at the Company’s option and under certain circumstances, in Series B Convertible Preferred Stock of the Company.

The Investors may convert the Notes into shares of Preferred Stock at a conversion price of $1,000 per share, representing 6,825 shares of Series B Preferred Stock into which the Notes are potentially convertible. Investors may convert all or a portion of the Notes at any time. Beginning 36 months after the effective date, the Company may redeem outstanding Notes for 130% of principal, accrued interest and other amounts due. However, following the stockholder approval required under Nasdaq rules to permit issuance of all underlying shares contemplated by the transaction, particularly where issuances would exceed 19.99% of the Company's outstanding Common Stock as of the Closing Date (“Shareholder Approval”), all remaining principal and accrued interest automatically convert into Series B Preferred Stock without further Investor action. The potentially dilutive shares associated with the Company's convertible notes were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive. As of June 30, 2026, the unamortized discount on the Notes was $617,718, the net carrying amount was $6.2 million, and the fair value of the Notes was approximately $10,881,000. The fair value of the Notes was determined using a binomial lattice model in a risk-neutral framework using significant unobservable inputs, resulting in a Level 3 fair value classification. Significant estimates include the Company’s stock price, volatility, risk-free rate, and credit spread.

Conversion of the Notes into Series B Preferred Stock was contingent upon receipt of shareholder approval required under Nasdaq rules. Prior to such approval, the number of common shares issuable pursuant to conversion was subject to contractual issuance limitations. Absent Shareholder Approval, the Company could not issue more than 1,877,945 common shares pursuant to the financing transaction.

The Company incurred total issuance costs of approximately $800,000 in connection with the private placement financing transaction, of which $521,770 was allocated to the Notes on the same relative fair value basis used to allocate the proceeds.  Together with the issuance discount, the issuance costs attributable to the Note are amortized as interest expense using the effective interest method over the expected life of the Notes. The effective interest rate on the Notes for the period from June 17, 2026 through June 30, 2026 was 452%, due to the shortened discount accretion term relative to the contract term. For the period ended June 30, 2026, the coupon interest on the Convertible Notes was $9,859 and amortization of the debt discount was $862,890.

Warrants

The Warrants were issued under the private placement financing transaction on June 17, 2026 pursuant to the Securities Purchase Agreement dated May 14, 2026. These Warrants are exercisable for an aggregate of 1,080,000 shares of Common Stock at an exercise price of $3.00 per share for a period of five years, expiring June 16, 2031 (see table below). The exercise price and warrant shares are subject to customary antidilution adjustments. The Holder controls the manner of exercise and may exercise the Warrants in whole or in part at any time during the exercise period, paying the exercise price in cash or, at any time after the six-month anniversary of the Closing Date when no effective registration statement is available for the issuance of Common Stock issuable upon exercise of the Warrants (the “Warrant Shares”), elect a cashless (net share) exercise; the Company is not required to make any cash payment or net cash settlement in lieu of delivering Warrant Shares. Any Warrant remaining outstanding on the Termination Date is automatically exercised on a cashless basis.

As of June 30, 2026, the Company had the following warrants issued and outstanding:

Holder	Issuance date	Warrant Shares	Exercise price	Expiration date
Lytton-Kambara Foundation	6/17/2026	720,000	$3.00	6/16/2031
Alice W. Lytton Family LLC	6/17/2026	360,000	$3.00	6/16/2031
Total		1,080,000

Under the cashless (net share) alternative, the Holder receives a net number of shares equal to (A − B) × X ÷ A, where "A" is the five-trading-day volume-weighted average price (VWAP) preceding exercise, "B" is the $3.00 exercise price, and "X" is the number of shares issuable on a cash exercise; accordingly, the number of shares issuable varies with the Company's share price. As the five-day VWAP of the Common Stock increases above the exercise price, both the number of shares issued on a cashless exercise and the aggregate fair value of those shares increase; conversely, as the five-day VWAP approaches the exercise price, the number of shares issued and their aggregate fair value decrease, and no shares would be issued if the five-day VWAP were equal to or below the exercise price. As of June 30, 2026, if the Holders elect to exercise the Warrants for cash, the Company would deliver one share of Common Stock for each Warrant exercised and would receive cash equal to the fixed $3.00 exercise price per share; the aggregate fair value of the shares issued upon such cash exercise would vary directly with the then-current five-day VWAP of the Common Stock, whereas the per-warrant exercise price and resulting cash proceeds to the Company remain fixed in accordance with the Warrant Agreement.

The Company incurred total issuance costs of approximately $800,000 in connection with the private placement financing transaction, of which $113,735 was allocated to the Warrants on the same relative fair value basis used to allocate the proceeds.

The Warrants may not be exercised to the extent (i) such conversion or issuance would result in the investor having beneficial ownership of more than 9.99% of the outstanding shares of Common Stock or (ii) absent stockholder approval, the aggregate number of shares issued would exceed 19.9%of the outstanding shares of Common Stock. All 1,080,000 Warrant Shares were exercisable in full from the issue date, the Warrants contain no vesting conditions, and no Warrants had been exercised as of June 30, 2026.

NOTE 14 –SUBSEQUENT EVENTS

On July 8, 2026, at the Company’s Annual Meeting of Shareholders, the Company obtained Shareholder Approval required under the terms of its Notes. As a result of such approval, the automatic conversion feature was triggered and all outstanding Notes were converted into shares of the Company's Preferred Stock. The conversion resulted in the issuance of 6,825.4 shares of Preferred Stock in exchange for aggregate outstanding principal and accrued interest of approximately $6,841,325 of the Notes at the conversion price of $1,000 per share. Following the conversion, the Notes were no longer outstanding.

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

OVERVIEW

Data I/O continued to evolve its business through the second quarter of 2026, as some of the economic challenges of the prior quarters began to ease. Sales momentum observed towards the end of the prior quarter continued and revenues recovered. A positive mix shift, an emphasis on pricing discipline, and better overhead absorption combined with management’s continued focus on realigning operating costs, through efficiencies, internal AI deployments, and targeted spending cuts led to a significant improvement in gross margins.

Overall demand for capital equipment continues to be impacted by global trade and tariff uncertainty. However, the Company’s ongoing supply chain planning and other actions have helped mitigate the impact of tariffs, trade and inflationary pressures, including shifting material sourcing and product manufacturing.

We continue to focus on expanding our pipeline of opportunities beyond the automotive sector including a revitalization of our activities with semiconductor companies. Combined with continued efforts to expand our market reach, we expect to deliver revenue growth through end market diversification and an enhanced consultative sales process. In the second quarter, we announced a letter of intent on a strategic acquisition which will diversify the Company’s customer base and sectoral exposure, enhance manufacturing capabilities and efficiencies, and accelerate our move into programming and Programming-as-a-Service (“Paas”).

Significant operational and product progress has been made in a short period of time against a backdrop of significant economic and cross-border trade uncertainty. We are increasingly encouraged by second quarter activity levels and the transformative impact of the announced acquisition. We remain focused on setting the business up for sustainable growth by driving innovation, enhancing our products, and improving our value propositions.

At the same time, we are focused on increasing our efficiency in delivering our products and services, and to that end we have sought to streamline and better align our operations. Following the first quarter realignment in Germany, in the second quarter of 2026, we made similar strategic realignments in our Redmond operations which we expect to yield material cost savings and efficiencies. Employee-related costs related to the Redmond realignment and expensed in the second quarter amounted to approximately $345,000, primarily for employee severance. We expect continuously to review our global operations with an eye to improving operational efficiency and effectiveness worldwide.

Ongoing Clawback Policy Analysis

We are still conducting a clawback analysis in connection with the previously disclosed accounting restatement as required by the Company’s policies but have not yet determined if any erroneously awarded compensation was paid based on the restated financial results.

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

There have been no changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates discussed in the Annual Report on Form 10-K and 10-K/A for the year ended December 31, 2025, which was filed with the SEC on April 16, 2026 and April 30, 2026, respectively, as described in Note 1. Description of Business and Summary of Significant Accounting Policies to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS:

NET SALES

	Three Months Ended			Six Months Ended
Net sales by location	June 30, 2026	Change	June 30, 2025	June 30, 2026	Change	June 30, 2025
(in thousands)
United States	$1,325	367%	$284	$3,080	196%	$1,040
% of total	25.7%		4.8%	36.7%		8.6%

International	$3,824	(32%)	$5,664	$5,319	(52%)	$11,084
% of total	74.3%		95.2%	63.3%		91.4%

	Three Months Ended			Six Months Ended
Net sales by type	June 30, 2026	Change	June 30, 2025 (as Revised)	June 30, 2026	Change	June 30, 2025 (as Revised)
(in thousands)
Platform sales	$2,282	(5.4%)	$2,413	$2,907	(47%)	$5,486
Adapter sales	1,759	(28.6%)	2,462	3,278	(25.6%)	4,404
Software and Services Sales*	1,108	3.2%	1,073	2,214	(0.9%)	2,234
Total	$5,149	(13.4%)	$5,948	$8,399	(30.7%)	$12,124

* includes service and parts sales associated with equipment service contracts

The Company identified an error in the prior‑year disaggregated revenue amounts of net sales by type. As such, the Company has revised the net sales by type for the three and six months ended June 30, 2025. This correction affected only the disaggregation of net sales among Platform, Adapter, and Software and Services sales and did not impact the Company’s previously reported consolidated balance sheets, statements of operations, comprehensive income (loss), or statements of cash flows. While the total revenue was not affected, the Company has revised the presentation of net sales by type for the three and six months ended June 30, 2025 to enhance comparability.

Net sales in the second quarter of 2026 were $5.2 million, compared with $5.9 million in the prior year period and $3.3 million in the first quarter of 2026. Overall demand for capital equipment continued to be negatively impacted by ongoing global trade and tariff negotiations through most of the second quarter 2026. Net sales of consumable adapters and services revenue represented 55% of total revenue and provide a stable base of recurring revenue.

Total platform sales were 44% of revenues, adapters were 34% and software and services revenues were 22% of revenues compared with 41%, 41% and 18% respectively in the second quarter of 2025.  For 2026 year to date, platform sales were 35% of revenues, adapters were 39% and software and services revenues were 26% of revenues compared with 2025 year to date sales of 46%, 36% and 18% respectively.  On a geographic basis, international sales represented approximately 74% of total net sales for the second quarter of 2026 compared with 95% in the prior year period.

Bookings increased in the latter half of the second quarter as customers had been delaying purchase decisions amid ongoing global trade and tariff concerns and as sales processes disrupted by the ransomware incident resumed. Second quarter 2026 bookings were $4.9 million, up from $4.2 million in the first quarter 2026 and down from $5.8 million in the second quarter 2025.

Backlog at June 30, 2026, was $2.1 million, down from $2.6 million at the end of the prior quarter.

Deferred revenue was $1.1 million on June 30, 2026, down from $1.5 million on December 31, 2025.

GROSS MARGIN

	Three Months Ended			Six Months Ended
	June 30, 2026	Change	June 30, 2025	June 30, 2026	Change	June 30, 2025
(in thousands)
Gross margin	$2,935	(0.8%)	$2,960	$4,545	(26.1%)	$6,148
Percentage of net sales	57.0%		49.8%	54.1%		50.7%

Gross margin as a percentage of sales in the second quarter of 2026 was 57% as compared to 49.8% in the same period last year and 49.5% in the first quarter of 2026. A positive mix shift combined with the enactment of strict discounting controls, better overhead absorption, and a focus on improving production efficiencies led to a significant improvement in gross margins. Ongoing supply chain planning and other actions have been mitigating the impact of new tariffs, trade and inflationary pressures, including shifting material sourcing and product manufacturing.

RESEARCH AND DEVELOPMENT

	Three Months Ended			Six Months Ended
	June 30, 2026	Change	June 30, 2025	June 30, 2026	Change	June 30, 2025
(in thousands)
Research and development	$1,380	(17.0%)	$1,662	$2,671	(15.9%)	$3,177
Percentage of net sales	26.8%		27.9%	31.8%		26.2%

Research and development (“R&D”) expenses decreased in the second quarter of 2026 as compared to the same period in 2025. The decrease is due primarily to a reduction in expenses related to headcount and to outside services for projects completed in 2025. In particular, the realignment and restructuring of operations in Germany in the first quarter of 2026 and in Redmond in the second quarter of 2026 resulted in improved productivity and efficiencies which accounted for some 95% of the reduction in spending.

SELLING, GENERAL AND ADMINISTRATIVE

	Three Months Ended			Six Months Ended
	June 30, 2026	Change	June 30, 2025	June 30, 2026	Change	June 30, 2025
(in thousands)
Selling, general &
administrative	$2,279	6.4%	$2,142	$5,743	37.0%	$4,192
Percentage of net sales	44.3%		36.0%	68.4%		34.6%

Selling, General and Administrative (“SG&A”) expenses were higher in the second quarter of 2026 as compared to the same period in 2025. The year-over-year increase in SG&A expense was largely driven by a number of one-time expenses, most notably training and reorganization expenses related to the strategic reconfiguration of the Company’s Redmond operations. Continued efficiency improvements and cost reduction efforts remain a focus.

INTEREST INCOME

	Three Months Ended			Six Months Ended
	June 30, 2026	Change	June 30, 2025	June 30, 2026	Change	June 30, 2025
(in thousands)
Interest income	$11	(68.6)%	$35	$26	(64.4)%	$73

Interest income was lower in the second quarter of 2026 compared to the same period in 2025 due to lower invested balances.

INTEREST EXPENSE

	Three Months Ended			Six Months Ended
	June 30, 2026	Change	June 30, 2025	June 30, 2026	Change	June 30, 2025
(in thousands)
Interest expense	$873	100.0%	$-	$873	100.0%	$-

Interest expense was higher in the second quarter of 2026 due to the recognition of interest expense of the convertible debenture.

INCOME TAXES

	Three Months Ended			Six Months Ended
	June 30, 2026	Change	June 30, 2025	June 30, 2026	Change	June 30, 2025
(in thousands)
Income tax benefit (expense)	$-	(100.0%)	$20	$-	(100.0%)	$(2)

Income tax benefit (expense) for the second quarter of 2026 and 2025 primarily related to foreign and state taxes.

Financial Condition

LIQUIDITY AND CAPITAL RESOURCES

	June 30, 2026	Change	December 31, 2025
(in thousands)
Working capital	$10,706	$(1,564)	$12,270

Working capital decreased by $1.6 million during 2026, primarily due to net proceeds of approximately $9 million received from the June 2026 private placement partially offset by net cash burn through the first half of the year partly driven by reorganization costs. Our current ratio was 1.9 and 3.46 for June 30, 2026 and December 31, 2025, respectively.

At June 30, 2026, our principal sources of liquidity consisted of existing cash and cash equivalents. Cash at $10.8 million increased $2.9 million from December 31, 2025, primarily due to the issuance of convertible debentures in the second quarter, partially offset by a significant company restructure. Subsequent to the end of the second quarter, the convertible debt was converted into preferred equity, eliminating the Company’s debt.

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

We believe that we have sufficient cash or working capital available under our operating plan to fund our operations and capital requirements through the next one-year period, and beyond. Our working capital may be used to fund possible losses, business growth, project initiatives, share repurchases and business development initiatives, including acquisitions, which could reduce our liquidity and result in a requirement for additional cash before that time. If the Company determines to pursue significant acquisitions or business development initiatives, the Company may need to raise additional capital, which would most likely be through debt and equity offerings. Any substantial inability to achieve our current business plan could have a material adverse impact on our financial position, liquidity, or results of operations and may require us to further reduce expenditure and/or seek possible additional financing.

OFF-BALANCE SHEET ARRANGEMENTS

Except as noted in the accompanying consolidated financial statements in Note 5, “Leases” and Note 6, “Other Commitments”, we have no off-balance sheet arrangements.

NON-GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP) FINANCIAL MEASURES

Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) was ($665,000) in the second quarter of 2026 compared to ($687,000) in the second quarter of 2025. Adjusted EBITDA, excluding equity compensation (a non-cash item), was ($509,000) in the second quarter of 2026, compared to ($437,000) in the second quarter of 2025.

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

NON-GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP) FINANCIAL MEASURE RECONCILIATION

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
(in thousands)
Net Income (loss)	$(1,629)	$(742)	$(4,799)	$(1,124)
Interest (income)	(11)	(35)	(26)	(73)
Interest expense	873	-	873	-
Taxes	-	(20)	-	2
Depreciation and amortization	102	110	217	237
EBITDA	$(665)	$(687)	$(3,735)	$(958)
Equity compensation	156	250	233	424
Adjusted EBITDA, excluding equity compensation	$(509)	$(437)	$(3,502)	$(534)

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this report (the “Evaluation Date”). Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation and due to the existence of a material weakness in our internal controls over financial reporting as of December 31, 2025 which is described below, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective.

As previously reported, we identified material weakness in our internal controls over financial reporting as of December 31, 2025. The material weakness related to user access and segregation of duties for the information technology system that support the Company’s financial reporting process. Notwithstanding this material weakness, we have performed additional procedures to enable management to conclude that our consolidated financial statements included in this Form 10-Q fairly present in all material respects our financial condition and results of operations for the period ended June 30, 2026.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of June 30, 2026, we were not a party to any material pending legal proceedings.

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
(c)

During the quarterly period ended June 30, 2026, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement, and/or any non-Rule 10b5-1 trading arrangement (as such terms are defined pursuant to Item 408(a) of Regulation S-K).

Item 6. Exhibits

(a) Exhibits

3.4

Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the registrant’s Current Report on Form 8-K, filed with the SEC on June 23, 2026).

10	Material Contracts:
10.31

Data I/O Corporation 2023 Omnibus Incentive Compensation Incentive Plan approved May 18, 2023, as amended July 8, 2026 (Incorporated by reference to Data I/O’s 2026 Proxy Statement dated May 29, 2026).

	10.41	Form of Convertible Note (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K, filed with the SEC on June 23, 2026).
	10.42	Form of Warrant (incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K, filed with the SEC on June 23, 2026).
	10.43	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.3 of the registrant’s Current Report on Form 8-K, filed with the SEC on June 23, 2026).

31	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002:
	31.1	Chief Executive Officer Certification
	31.2	Chief Financial Officer Certification

32	Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002:
	32.1	Chief Executive Officer Certification
	32.2	Chief Financial Officer Certification

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: August 14, 2026

DATA I/O CORPORATION
(REGISTRANT)

By:	/s/William Wentworth
William Wentworth
President and Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)

By:	/s/Charles J. DiBona
Charles J. DiBona
Chief Financial Officer,
Secretary and Treasurer
(Principal Financial Officer and Duly Authorized Officer)

