Form 10-Q
period 2026-09-30
DATA I/O CORP
filed 2026-11-13
CIK 351998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Shares of Common Stock, no par value, outstanding as of November 12, 2026: 12,285,032

DATA I/O CORPORATION

FORM 10-Q

For the Quarter Ended September 30, 2026

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements

DATA I/O CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(UNAUDITED)

	September 30,	December 31,
	2026	2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,397	$7,901
Trade accounts receivable, net of allowance for credit losses of $19 and $29, respectively	4,472	2,841
Inventories	5,951	5,710
Other current assets	975	799
TOTAL CURRENT ASSETS	20,795	17,251

Property and equipment – net	964	807
Other assets	1,612	2,118
TOTAL ASSETS	$23,371	$20,176

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,555	$1,227
Accrued compensation	1,083	958
Deferred revenue	937	1,464
Other accrued liabilities	2,473	1,328
Income taxes payable	9	4
TOTAL CURRENT LIABILITIES	6,057	4,981

Deferred foreign income tax	250	250
Operating lease liabilities	884	1,411
Long-term other payables	21	20

STOCKHOLDERS’ EQUITY

Preferred stock - Authorized, 5,000,000 shares, including 200,000 shares designated Series A Junior Participating Preferred Stock and 8,000 shares designated Series B Convertible Preferred Stock; Series A Junior Participating Preferred Stock issued and outstanding, none	—	—
Series B Convertible Preferred Stock, $1,000 stated value - Issued and outstanding, 6,841.33 shares as of September 30, 2026 and none as of December 31, 2025	6,841	—
Common stock, at stated value - Authorized, 30,000,000 shares Issued and outstanding, 10,419,364 shares as of September 30, 2026 and 9,391,922 shares as of December 31, 2025	26,019	24,062
Additional paid in capital	1,165	—
Accumulated deficit	(18,475)	(10,974)
Accumulated other comprehensive income	609	426
TOTAL STOCKHOLDERS’ EQUITY	16,159	13,514
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$23,371	$20,176

See notes to consolidated financial statements

DATA I/O CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net sales	$4,874	$5,393	$13,273	$17,516
Cost of goods sold	2,046	2,659	5,900	8,634
Gross margin	2,828	2,734	7,373	8,882
Operating expenses:
Research and development	1,596	1,709	4,267	4,886
Selling, general and administrative	3,270	2,418	9,012	6,609
Total operating expenses	4,866	4,127	13,279	11,495
Operating income (loss)	(2,038)	(1,393)	(5,906)	(2,613)
Non-operating income (loss):
Interest income	17	34	43	107
Interest expense	(624)	—	(1,497)	—
Foreign currency transaction gain (loss)	18	(3)	(66)	22
Total non-operating income (loss)	(589)	31	(1,520)	129
Income (loss) before income taxes	(2,627)	(1,362)	(7,426)	(2,484)
Income tax (expense) benefit	(75)	—	(75)	(2)
Net income (loss)	$(2,702)	$(1,362)	$(7,501)	$(2,486)

Basic earnings (loss) per share	$(0.27)	$(0.15)	$(0.77)	$(0.27)
Diluted earnings (loss) per share	$(0.27)	$(0.15)	$(0.77)	$(0.27)
Weighted-average basic shares	10,404	9,389	9,793	9,308
Weighted-average diluted shares	10,404	9,389	9,793	9,308

See notes to consolidated financial statements

DATA I/O CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net income (loss)	$(2,702)	$(1,362)	$(7,501)	$(2,486)
Other comprehensive income:
Foreign currency translation gain	65	23	183	327
Comprehensive income (loss)	$(2,637)	$(1,339)	$(7,318)	$(2,159)

See notes to consolidated financial statements

DATA I/O CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(UNAUDITED)

							Accumulated
	Series B Convertible					Additional	and Other	Total
	Preferred Stock		Common Stock		Accumulated	Paid in	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Deficit	Capital	Income (Loss)	Equity
Balance at December 31, 2024	—	$—	9,236,040	$23,475	$(5,738)	—	$(111)	$17,626
Stock awards issued, net of tax withholding	—	—	1,759	(3)	—	—	—	(3)
Issuance of stock through: ESPP	—	—	1,932	6	—	—	—	6
Share-based compensation	—	—	—	174	—	—	—	174
Net income (loss)	—	—	—	—	(382)	—	—	(382)
Other comprehensive income	—	—	—	—	—	—	126	126
Balance at March 31, 2025	—	$—	9,239,731	$23,652	$(6,120)	—	$15	$17,547
Stock awards issued, net of tax withholding	—	—	134,967	(98)	—	—	—	(98)
Share-based compensation	—	—	—	250	—	—	—	250
Net income (loss)	—	—	—	—	(742)	—	—	(742)
Other comprehensive income	—	—	—	—	—	—	289	289
Balance at June 30, 2025	—	$—	9,374,698	$23,804	$(6,862)	—	$304	$17,246
Stock awards issued, net of tax withholding	—	—	13,714	(19)	—	—	—	(19)
Issuance of stock through: ESPP	—	—	2,318	7	—	—	—	7
Share-based compensation	—	—	—	115	—	—	—	115
Net income (loss)	—	—	—	—	(1,362)	—	—	(1,362)
Other comprehensive income	—	—	—	—	—	—	23	23
Balance at September 30, 2025	—	$—	9,390,730	$23,907	$(8,224)	—	$327	$16,010
Balance at December 31, 2025	—	$—	9,391,922	$24,062	$(10,974)	—	$426	$13,514
Stock awards issued, net of tax withholding	—	—	2,500	(13)	—	—	—	(13)
Share-based compensation	—	—	—	77	—	—	—	77
Net income (loss)	—	—	—	—	(3,170)	—	—	(3,170)
Other comprehensive income	—	—	—	—	—	—	54	54
Balance at March 31, 2026	—	$—	9,394,422	$24,126	$(14,144)	—	$480	$10,462
Stock awards issued, net of tax withholding	—	—	131,365	(55)	—	—	—	(55)
Share-based compensation	—	—	—	156	—	—	—	156
Common stock issued in private placement	—	—	869,840	1,689	—	—	—	1,689
Warrants	—	—	—	—	—	1,165	—	1,165
Net income (loss)	—	—	—	—	(1,629)	—	—	(1,629)
Other comprehensive income	—	—	—	—	—	—	64	64
Balance at June 30, 2026	—	$—	10,395,627	$25,916	$(15,773)	$1,165	$544	$11,852
Stock awards issued, net of tax withholding	—	—	23,737	(31)	—	—	—	(31)
Share-based compensation	—	—	—	134	—	—	—	134
Conversion of convertible notes into Series B preferred stock	6,841.33	6,841	—	—	—	—	—	6,841
Net income (loss)	—	—	—	—	(2,702)	—	—	(2,702)
Other comprehensive income	—	—	—	—	—	—	65	65
Balance at September 30, 2026	6,841.33	$6,841	10,419,364	$26,019	$(18,475)	$1,165	$609	$16,159

See notes to consolidated financial statements

DATA I/O CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(UNAUDITED)

	For the Nine Months Ended
	September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(7,501)	$(2,486)
Adjustments to reconcile net income (loss)
to net cash provided by (used in) operating activities:
Depreciation and amortization	598	369
Equipment transferred to inventory	(356)	59
Interest expense	1,497	—
Share-based compensation	367	539
Net change in:
Trade accounts receivable	(1,631)	681
Inventories	(241)	471
Other current assets	(176)	7
Accounts payable and accrued liabilities	1,572	125
Deferred revenue	(527)	(336)
Other long-term liabilities	(526)	(581)
Deposits and other long-term assets	506	576
Net cash provided by (used in) operating activities	(6,418)	(576)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(399)	(352)
Cash provided by (used in) investing activities	(399)	(352)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible debt	5,867	—
Proceeds from issuance of common stock and warrants	3,133	—
Payment of issuance costs - private placement	(800)	—
Net proceeds from issuance of common stock, less payments
for shares withheld to cover tax	(68)	(107)
Cash provided by (used in) financing activities	8,132	(107)
Increase (decrease) in cash and cash equivalents	1,315	(1,035)

Effects of exchange rate changes on cash	181	373
Cash and cash equivalents at beginning of period	7,901	10,326
Cash and cash equivalents at end of period	$9,397	$9,664

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$9

Supplemental disclosure of noncash financing activities:
Conversion of convertible notes and accrued interest into Series B Convertible Preferred Stock	$6,841	$—

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

We prepared the financial statements as of September 30, 2026 and for the three and nine months ended September 30, 2026 and 2025 according to the rules and regulations of the Securities and Exchange Commission (“SEC”). These statements are unaudited but, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented. The balance sheet at December 31, 2025 has been derived from the audited financial statements at that date. We have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America according to such SEC rules and regulations. Operating results for the nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

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

We expense contract acquisition costs, primarily sales commissions, for contracts with terms of one year or less and will capitalize and amortize incremental costs with terms that exceed one year. During the current and prior period quarters, the impact of capitalization of incremental costs for obtaining contracts was immaterial. We exclude sales, use, value added, some excise taxes and other similar taxes from the measurement of the transaction price.

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

The following table represents our revenues by major categories:

	Three Months Ended			Nine Months Ended
			September 30,			September 30,
	September 30,		2025	September 30,		2025
Net sales by type	2026	Change	(as revised)	2026	Change	(as revised)
(in thousands)
Platform sales	$2,550	10.9%	$2,299	$5,457	(29.9)%	$7,785
Adapter sales	1,370	(25.0)%	1,826	4,648	(25.4)%	6,230
Software and services sales*	954	(24.8)%	1,268	3,168	(9.5)%	3,501
Total	$4,874	(9.6)%	$5,393	$13,273	(24.2)%	$17,516
*	includes service and parts sales associated with equipment service contracts

The Company identified an error in the prior‑year disaggregated revenue amounts. As a result, the 2025 revenue by major category amounts have been revised. The correction did not impact the Company’s previously reported consolidated balance sheets, statements of operations, comprehensive income (loss), or statements of cash flows. See Note 12 for additional information regarding the revision of prior‑period disaggregated revenue amounts.

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

On July 4, 2025, the One Big Beautiful Bill Act (Act) was signed into law. The Act makes permanent key elements of the Tax Cuts and Jobs Act, including 100 percent bonus depreciation, domestic research cost expensing, increases the AMIC to 35 percent from 25 percent and modifications to the international tax framework. The Act includes multiple effective dates, with certain provisions effective in 2025 and others phased in through 2027. We continue to evaluate the impact of the Act’s provisions that will take effect in future years. As a result of this legislation, the Company is deducting its domestic Section 174A expenditures beginning in the 2025 taxable year.

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

Inventories consisted of the following components:

	September 30,	December 31,
	2026	2025
(in thousands)
Raw material	$3,013	$2,912
Work-in-process	1,442	1,661
Finished goods	1,496	1,137
Inventories	$5,951	$5,710

NOTE 3 – PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following components:

	September 30,	December 31,
	2026	2025
(in thousands)
Leasehold improvements	$369	$356
Equipment	4,224	4,242
Sales demonstration equipment	301	1,029
	4,894	5,627
Less accumulated depreciation	3,930	4,820
Property and equipment, net	$964	$807

NOTE 4 – OTHER ACCRUED LIABILITIES

Other accrued liabilities consisted of the following components:

	September 30,	December 31,
	2026	2025
(in thousands)
Lease liability - short term	$710	$690
Product warranty	354	517
Sales return reserve	32	32
Other taxes	21	60
Severance accrual	329	—
Other	1,027	29
Other accrued liabilities	$2,473	$1,328

During the three months ended September 30, 2026, the Company did not record any employee-related costs associated with a workforce reduction in operations. During the nine months ended September 30, 2026, the Company recorded approximately $1.3 million of such costs.

As of September 30, 2026, accrued liabilities related to these termination benefits were approximately $329,000, which are expected to be paid within the next twelve months.

The changes in our product warranty liability at September 30, 2026 and year ended December 31, 2025 are as follows:

	September 30,	December 31,
	2026	2025
(in thousands)
Product warranty liability, beginning balance	$517	$350
Net expenses	494	576
Warranty claims	(494)	(576)
Accrual revisions	(163)	167
Product warranty liability, ending balance	$354	$517

NOTE 5 – OPERATING LEASE COMMITMENTS

We have commitments under non-cancelable operating leases and other agreements, primarily for factory and office space, with initial or remaining terms of one year or more. Future minimum lease payments as of September 30, 2026 are as follows:

September 30,
2026
Operating
Lease
Commitments
(in thousands)
2026 (remaining)	$195
2027	707
2028	433
2029	369
2030	—
2031 and thereafter	—
Total	1,704
Less imputed interest	(110)
Total operating lease liabilities	$1,594

For the largest lease component, the Company has three facilities with our headquarters and primary engineering and operational functions located in Redmond, Washington. Our two subsidiary facilities in Munich, Germany and Shanghai, China provide extended worldwide sales, service, engineering and operation services. The components of our lease expense for the three months and nine months ended September 30, 2026, include facility related operating lease costs of $191,000 and $566,000 respectively, and short-term lease costs of $6,300 and $20,300, respectively. In the prior year, components of our lease expense for the three months and nine months ended September 30, 2025, include facility related operating lease costs of $185,000 and $550,000, respectively, and short-term lease costs of $9,800 and $29,000, respectively. There were no new operating leases during the nine months ended September 30, 2026.

The Redmond, Washington headquarters facility lease runs to October 31, 2029, at approximately 20,460 square feet. The lease for the facility located in Shanghai, China runs to October 31, 2027, at approximately 19,400 square feet. The lease for the facility located near Munich, Germany runs to August 2027, at approximately 4,895 square feet.

The following table presents supplemental balance sheet information related to leases as of September 30, 2026, and December 31, 2025:

	Balance at	Balance at
	September 30,	December 31,
	2026	2025
(in thousands)
Right-of-use assets (Long-term other assets)	$1,498	$2,005
Lease liability-short term (Other accrued liabilities)	$710	$690
Lease liability-long term (Operating lease liabilities)	$884	$1,411

NOTE 6 – OTHER COMMITMENTS

We have purchase obligations for inventory and production costs as well as other obligations such as capital expenditures, service contracts, marketing, and development agreements. Arrangements are considered purchase obligations if a contract specifies all significant terms, including fixed or minimum quantities to be purchased, a pricing structure and approximate timing of the transaction. Most arrangements are cancelable without a significant penalty, and with short notice, typically less than 90 days. As of September 30, 2026, we had confirmed contracts with a commitment of approximately $1.1 million to be paid within one year and nothing to be paid beyond one year.

NOTE 7 – CONTINGENCIES

As of September 30, 2026, we were not a party to any legal proceedings or aware of any indemnification agreement claims, the adverse outcome of which in management’s opinion, individually or in aggregate, would have a material adverse effect on our results of operations or financial position.

NOTE 8 – INCOME TAXES

Income tax expense for the third quarter of 2026 and 2025 primarily related to foreign and minor state taxes.

The provision for (benefit from) income taxes for the three months ended September 30, 2026 and 2025 was $75,000 and $0, respectively, and the provision for (benefit from) income taxes for the nine months ended September 30, 2026 and 2025 was $75,000 and $2,000, respectively. The effective tax rates for the three months ended September 30, 2026 and 2025 were 2.9% and 0.0%, respectively, and the effective tax rates for the nine months ended September 30, 2026 and 2025 were 1.0% and 0.1%, respectively.

Income tax benefit (expense) primarily relates to foreign and state taxes. The third quarter of 2026 included dividend withholding taxes of approximately $75,000 due to a $669,000 dividend repatriation from our China subsidiary operation.

The differences between our effective tax rates for the three and nine months ended September 30, 2026 and 2025 and the U.S. federal statutory income tax rate of 21% were primarily attributable to the effect of a full valuation allowance against our net deferred tax assets and, to a lesser extent, foreign taxes. The change in our effective tax rate for the nine months ended September 30, 2026 compared with the same period in 2025 was primarily attributable to changes in the mix and amount of pre-tax income and loss across jurisdictions.

NOTE 9 – EARNINGS PER SHARE

Basic earnings per share is calculated based on the weighted average number of common shares outstanding during each period. Diluted earnings per share is calculated based on these same weighted average shares outstanding plus the effect of potential shares issuable upon assumed exercise of stock options based on the treasury stock method. Net loss used in computing EPS reflects $64,000 of cumulative undeclared dividends on the Series B Convertible Preferred Stock.

Potential shares issuable upon the exercise of stock options are excluded from the calculation of diluted earnings per share to the extent their effect would be anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2026	2025	2026	2025
(in thousands except per share data)
Numerator for basic and diluted earnings (loss) per share:
Net income (loss)	$(2,702)	$(1,362)	$(7,501)	$(2,486)
Less: cumulative undeclared Series B preferred dividends	(64)	—	(64)	—
Net loss attributable to common stockholders	$(2,766)	$(1,362)	$(7,565)	$(2,486)
Denominator for basic earnings (loss) per share:
Weighted-average shares	10,404	9,389	9,793	9,308
Employee stock options and awards	—	—	—	—
Denominator for diluted earnings (loss) per share:
Adjusted weighted-average shares & assumed conversions of stock options	10,404	9,389	9,793	9,308
Basic and diluted earnings (loss) per share:
Basic earnings (loss) per share	$(0.27)	$(0.15)	$(0.77)	$(0.27)
Diluted earnings (loss) per share	$(0.27)	$(0.15)	$(0.77)	$(0.27)

The following potential common shares were excluded from the computation of diluted earnings (loss) per share because their effect would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2026	2025	2026	2025
Restricted Stock Units	31,253	46,217	76,019	67,211
Performance Stock Units	18,169	17,726	18,006	18,554
Stock Options	17,002	—	10,701	—

Options to purchase 200,000 and 200,000 shares were outstanding as of September 30, 2026 and 2025, respectively, but were excluded from the computation of diluted earnings per share for the periods then ended because the options were anti-dilutive.

In connection with the private placement financing transaction completed on June 17, 2026, the following potential common shares were outstanding as of September 30, 2026 but were excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2026 because their effect would have been anti-dilutive: 2,736,532 shares issuable upon conversion of the Series B Convertible Preferred Stock into which the convertible notes converted on July 8, 2026, and 1,080,000 shares issuable upon exercise of the related warrants. No comparable securities were outstanding as of September 30, 2025.

NOTE 10 – SHARE-BASED COMPENSATION

For share-based awards granted, we have recognized compensation expense based on the estimated grant date fair value method. For these awards we have recognized compensation expense using a straight-line amortization method and reduced for estimated forfeitures.

The impact on our results of operations of recording share-based compensation, net of forfeitures, for the three and nine months ended September 30, 2026 and 2025, was as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2026	2025	2026	2025
(in thousands)
Cost of goods sold	$10	$18	$22	$80
Research and development	15	27	17	140
Selling, general and administrative	109	70	328	319
Total share-based compensation	$134	$115	$367	$539

Equity awards granted during the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2026	2025	2026	2025
Restricted Stock Units	65,040	100,000	65,040	196,472
Performance Stock Units	—	—	—	—

Employee Restricted Stock Units (“RSUs”) typically vest annually over three or four years and employee Non-Qualified stock options typically vest quarterly over four years and have a six-year exercise period. Non-employee director RSUs typically vest over the earlier of one year or the next annual meeting of shareholders and Non-Qualified stock options vest over three years and have a six-year exercise period. During the third quarter of 2026, the Company granted 65,040 RSUs to non-employee directors.

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

The remaining unamortized expected future equity compensation expense and remaining amortization period associated with award grants of RSUs, PSUs and unvested options at September 30, 2026 and 2025 are:

	September 30,	September 30,
	2026	2025
Unamortized future equity compensation expense (in thousands)	$569	$1,060
Remaining weighted average amortization period (in years)	1.39	2.09

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

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2026	2025	2026	2025
(in thousands)
Net sales	$4,874	$5,393	$13,273	$17,516
Cost of goods sold	2,046	2,659	5,900	8,634
Gross margin	2,828	2,734	7,373	8,882
Operating Expenses:
Employee expenses	1,921	2,250	5,982	6,897
Customer acquisition costs	310	327	684	860
Professional and outside services	1,618	859	3,287	1,970
Occupancy costs (OPEX portion)	312	239	887	701
Depreciation & amortization	376	137	579	369
Other	329	315	1,860	698
Total operating expense	4,866	4,127	13,279	11,495
Operating income (loss)	$(2,038)	$(1,393)	$(5,906)	$(2,613)

NOTE 12 – PRIOR PERIOD REVISION

The Company identified an error in the prior‑year disaggregated revenue amounts of net sales by type. As such, the Company has revised the net sales by type for the three and nine months ended September 30, 2025. This correction affected only the disaggregation of net sales among Platform, Adapter, and Software and Services sales and did not impact the Company’s previously reported consolidated balance sheets, statements of operations, comprehensive income (loss), or statements of cash flows. While the total revenue was not affected, the Company has revised the presentation of net sales by type for the three and nine months ended September 30, 2025 to enhance comparability.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2025		September 30,	2025		September 30,
	As		2025	As		2025
	Previously	Effect of	As	Previously	Effect of	As
Net sales by type	Reported	Revision	Revised	Reported	Revision	Revised
(in thousands)
Platform sales	$2,774	$(475)	$2,299	$9,087	$(1,302)	$7,785
Adapter sales	1,750	76	1,826	6,044	186	6,230
Software and services sales*	869	399	1,268	2,385	1,116	3,501
Total	$5,393	$—	$5,393	$17,516	$—	$17,516

*includes service and parts sales associated with equipment service contracts

NOTE 13 – PRIVATE PLACEMENT

Issuance of common stock

On June 17, 2026, the Company issued 869,840 shares of its common stock in a private placement financing transaction entered into pursuant to a Securities Purchase Agreement dated May 14, 2026 with the Lytton-Kambara Foundation and Alice W Lytton Family LLC (the “Investors”). The common stock was issued together with convertible debentures and warrants for aggregate gross proceeds to the Company of approximately $9.0 million. Following the issuance, the Company had 10,395,627 shares of common stock issued and outstanding.

As the common stock, warrants, and convertible debentures were issued together in a single transaction, the Company allocated the $9.0 million of gross proceeds to each freestanding instrument based on its relative fair value. Of the total proceeds, $1,854,150 was allocated to the common stock. The shares of common stock issued in the transaction rank equally with the Company’s other outstanding shares of common stock and carry no preferential dividend, liquidation, redemption, or conversion rights.

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

Convertible Notes (Series B Preferred Stock)

The Convertible Notes were issued under the private placement financing transaction on June 17, 2026, pursuant to the Securities Purchase Agreement dated May 14, 2026. The Notes were issued in a transaction to the Lytton-Kambara Foundation and to Alice W Lytton Family LLC, with principal balances of $4.55 million and $2.28 million, respectively. The Notes are direct, unsecured debt obligations of the Company and rank equally in right of payment with all other Debentures now or hereafter issued under the series. These are five-year Notes maturing on June 16, 2031, unless earlier converted, and bear interest at a rate of 4.0% per annum, payable semiannually on November 1 and May 1, beginning on the first such date after the original issue date of the Notes, on each conversion date (as to that principal amount then being converted), and on the maturity date. The interest is paid in cash, or at the Company’s option and under certain circumstances, in Series B Convertible Preferred Stock of the Company.

The Investors converted the Notes and accrued interest  into shares of Preferred Stock at a conversion price of $1,000 per share, representing 6,841.33 shares of Series B Preferred Stock.

Series B Convertible Preferred Stock. The Company has designated 8,000 shares of Series B Convertible Preferred Stock, of which 6,841.33 shares were issued on July 8, 2026 upon conversion of the Notes and accrued interest and were outstanding at September 30, 2026. Each share has a stated value of $1,000. Holders are entitled to cumulative dividends at 4% per annum of the stated value, compounded annually and accruing daily, which are payable only when, as and if declared by the Board of Directors, except upon conversion, when accrued and unpaid dividends are payable to the holder. Each share is convertible at the holder’s option into common stock at a conversion price of $2.50 per share, subject to adjustment and to a 9.99% beneficial ownership limitation. The Series B Convertible Preferred Stock has no voting rights other than protective provisions, is not redeemable, and in liquidation participates with common stock on an as-converted basis, with accrued dividends senior to common stock. No dividends have been declared. As of September 30, 2026, cumulative undeclared dividends in arrears were approximately $64,000 ($9.31 per share).

Conversion of the Notes into Series B Preferred Stock was contingent upon receipt of shareholder approval required under Nasdaq rules. Prior to such approval, the number of common shares issuable pursuant to conversion was subject to contractual issuance limitations. Absent Shareholder Approval, the Company could not issue more than 1,877,945 common shares pursuant to the financing transaction.

The Company incurred total issuance costs of approximately $800,000 in connection with the private placement financing transaction, of which $521,770 was allocated to the Notes on the same relative fair value basis used to allocate the proceeds. Together with the issuance discount, the issuance costs attributable to the Notes are amortized as interest expense using the effective interest method over the expected life of the Notes. The effective interest rate on the Notes for the period from June 17, 2026 through June 30, 2026 was 452%, due to the shortened discount accretion term relative to the contract term. For the period ended September 30, 2026, the coupon interest on the Convertible Notes was $16,000 and amortization of the debt discount and issuance costs was $1.48 million.

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

As of September 30, 2026, the Company had the following warrants issued and outstanding:

Holder	Issuance date	Warrant Shares	Exercise price	Expiration date
Lytton-Kambara Foundation	6/17/2026	720,000	$3.00	6/16/2031
Alice W Lytton Family LLC	6/17/2026	360,000	$3.00	6/16/2031
Total		1,080,000

Under the cashless (net share) alternative, the Holder receives a net number of shares equal to (A − B) × X ÷ A, where “A” is the five-trading-day volume-weighted average price (VWAP) preceding exercise, “B” is the $3.00 exercise price, and “X” is the number of shares issuable on a cash exercise; accordingly, the number of shares issuable varies with the Company’s share price. As the five-day VWAP of the Common Stock increases above the exercise price, both the number of shares issued on a cashless exercise and the aggregate fair value of those shares increase; conversely, as the five-day VWAP approaches the exercise price, the number of shares issued and their aggregate fair value decrease, and no shares would be issued if the five-day VWAP were equal to or below the exercise price. As of September 30, 2026, if the Holders elect to exercise the Warrants for cash, the Company would deliver one share of Common Stock for each Warrant exercised and would receive cash equal to the fixed $3.00 exercise price per share; the aggregate fair value of the shares issued upon such cash exercise would vary directly with the then-current five-day VWAP of the Common Stock, whereas the per-warrant exercise price and resulting cash proceeds to the Company remain fixed in accordance with the Warrant Agreement.

The Company incurred total issuance costs of approximately $800,000 in connection with the private placement financing transaction, of which $113,735 was allocated to the Warrants on the same relative fair value basis used to allocate the proceeds.

The Warrants may not be exercised to the extent (i) such conversion or issuance would result in the investor having beneficial ownership of more than 9.99% of the outstanding shares of Common Stock or (ii) absent stockholder approval, the aggregate number of shares issued would exceed 19.9% of the outstanding shares of Common Stock. All 1,080,000 Warrant Shares were exercisable in full from the issue date, the Warrants contain no vesting conditions, and no Warrants had been exercised as of September 30, 2026.

On July 8, 2026, at the Company’s Annual Meeting of Shareholders, the Company obtained Shareholder Approval required under the terms of its Notes. As a result of such approval, the automatic conversion feature was triggered and all outstanding Notes were converted into shares of the Company’s Preferred Stock. The conversion resulted in the issuance of 6,841.33 shares of Preferred Stock in exchange for aggregate outstanding principal and accrued interest of approximately $6,841,326 of the Notes at the conversion price of $1,000 per share. Following the conversion, the Notes were no longer outstanding.

NOTE 14 –SUBSEQUENT EVENTS

Private Placement. On October 20, 2026, the Company completed a private placement with gross proceeds of approximately $13.25 million, consisting of 746,266 shares of common stock issued at $2.68 per share and $11.25 million of convertible subordinated notes due October 20, 2031. The notes bear interest at 5% in the first year, increasing by 1% on each anniversary. Upon shareholder approval of the issuance of common stock in excess of 19.9% of shares outstanding, $7.25 million of the notes will convert into common stock at $2.68 per share and $4.0 million will convert into Series C Convertible Preferred Stock at $1,000 per share, which is convertible into common stock at $2.68 per share. On October 19, 2026, the Company filed a Certificate of Designation creating the Series C Convertible Preferred Stock; no shares of Series C Convertible Preferred Stock have been issued. The Company is evaluating the accounting for the notes and their conversion features.

Acquisition of V-Tek and A&J Programming. On October 20, 2026, the Company acquired 100% of the equity of V-Tek, Inc. and A&J Programming, Inc. for total consideration of approximately $23.0 million, consisting of $20.0 million in cash and $3.0 million in common stock (1,119,402 shares at $2.68 per share), of which $1.3 million is held in escrow for indemnification. Because of the timing of these acquisitions, the initial accounting for the business combinations, including the allocation of the purchase price, was incomplete at the time these financial statements were issued.

Loan and Security Agreement. On October 26, 2026, the Company, V-Tek, Inc. and A&J Programming, Inc. entered into a Loan and Security Agreement with Western Alliance Bank providing for an asset-based revolving line of credit of up to $7.5 million, subject to a borrowing base of up to 80% of eligible accounts receivable and a portion of eligible inventory (inventory availability limited to the lesser of 30% of the borrowing base and $2.5 million). Borrowings bear interest at the Wall Street Journal prime rate plus 1.00% (prime rate floor of 5.75%), and the facility matures on October 26, 2028. The facility is secured by a first-priority security interest in substantially all assets of the borrowers, and requires a minimum trailing three-month fixed charge coverage ratio of 1.25 to 1.00, measured monthly, and minimum unrestricted cash at the bank of $3.0 million at all times. As of November 13, 2026, no amounts were outstanding under the facility.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

OVERVIEW

Data I/O continued to evolve its business through the third quarter of 2026, as some of the economic challenges of the prior quarters began to ease. Sales momentum observed towards the end of the prior quarter continued. Revenues decreased slightly due to timing issues in the sales of adapters, but notably platform revenues were up both year over year and sequentially. In addition, overall gross margins expanded, reflecting continued pricing discipline, the sale of several specific high-margin platform units, and generally higher adapter margins. Management also continues to focus on realigning operating costs, through efficiencies, internal AI deployments, and targeted spending cuts.

Overall demand for capital equipment, while recovering into the second half of 2026, continues to be impacted by global trade and tariff uncertainty. However, the Company’s ongoing supply chain planning and other actions have helped mitigate the impact of tariffs, trade and inflationary pressures, including shifting material sourcing and product manufacturing.

We continue to focus on expanding our pipeline of opportunities beyond the automotive sector including a revitalization of our activities with semiconductor companies. Combined with continued efforts to expand our market reach, we expect to deliver revenue growth through end market diversification and an enhanced consultative sales process. Subsequent to the end of the third quarter, on October 20, 2026, we completed the stock acquisition of V-Tek, Inc. and A&J Programming, Inc., which we expect will diversify the Company’s customer base and sectoral exposure, enhance manufacturing capabilities and efficiencies, and accelerate our move into programming and Programming-as-a-Service (“PaaS”).

Significant operational and product progress has been made in a short period of time against a backdrop of significant economic and cross-border trade uncertainty. We are increasingly encouraged by third quarter activity levels and the transformative impact of the completed acquisition. We remain focused on setting the business up for sustainable growth by driving innovation, enhancing our products, and improving our value propositions.

At the same time, we are focused on increasing our efficiency in delivering our products and services, and to that end we have sought to streamline and better align our operations. Following the first quarter realignment in Germany, and the second quarter realignment in our Redmond operations, we are realizing material cost savings and efficiencies which have substantially reduced the Company’s break-even run-rate. There were substantial non-recurring operating costs incurred in the third quarter related to the on-going financing and due diligence costs, ERP transition and restructuring costs, and the tail of restructuring costs from the Q1 and Q2 activities, largely employee severance arrangements. We expect continuously to review our global operations with an eye to improving operational efficiency and effectiveness worldwide.

Ongoing Clawback Policy Analysis

We have concluded our clawback analysis in connection with the previously disclosed accounting restatement as required by the Company’s policies and have determined that no erroneously awarded compensation was paid based on the restated financial results.

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

There have been no changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates discussed in the Annual Report on Form 10-K and 10-K/A for the year ended December 31, 2025, which were filed with the SEC on April 16, 2026 and April 30, 2026, respectively, as described in Note 1. Description of Business and Summary of Significant Accounting Policies to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Results of Operations:

Net Sales

	Three Months Ended			Nine Months Ended
Net sales by location	September 30, 2026	Change	September 30, 2025	September 30, 2026	Change	September 30, 2025
(in thousands)
United States	$1,317	N/M	$7	$4,397	320.0%	$1,047
% of total	27.0%		0.1%	33.1%		6.0%

International	$3,557	(34.0)%	$5,386	$8,876	(46.1)%	$16,469
% of total	73.0%		99.9%	66.9%		94.0%

	Three Months Ended			Nine Months Ended
			September 30, 2025			September 30, 2025
Net sales by type	September 30, 2026	Change	(as Revised)	September 30, 2026	Change	(as Revised)
(in thousands)
Platform sales	$2,550	10.9%	$2,299	$5,457	(29.9)%	$7,785
Adapter sales	1,370	(25.0)%	1,826	4,648	(25.4)%	6,230
Software and Services Sales*	954	(24.8)%	1,268	3,168	(9.5)%	3,501
Total	$4,874	(9.6)%	$5,393	$13,273	(24.2)%	$17,516
*	includes service and parts sales associated with equipment service contracts

The Company identified an error in the prior‑year disaggregated revenue amounts of net sales by type. As such, the Company has revised the net sales by type for the three and nine months ended September 30, 2025. This correction affected only the disaggregation of net sales among Platform, Adapter, and Software and Services sales and did not impact the Company’s previously reported consolidated balance sheets, statements of operations, comprehensive income (loss), or statements of cash flows. While the total revenue was not affected, the Company has revised the presentation of net sales by type for the three and nine months ended September 30, 2025 to enhance comparability.

Net sales in the third quarter of 2026 were $4.9 million, compared with $5.4 million in the prior year period and $5.2 million in the second quarter of 2026. Adapter orders suffered from some timing issues even as overall demand for capital equipment continued its recovery from the second quarter, growing sequentially and year-over-year. Net sales of consumable adapters and services revenue represented 48% of total revenue and provide a stable base of recurring revenue.

Total platform sales were 52% of revenues, adapters were 28% and software and services revenues were 20% of revenues compared with 43%, 34% and 23% respectively in the third quarter of 2025. For 2026 year to date, platform sales were 41% of revenues, adapters were 35% and software and services revenues were 24% of revenues compared with 2025 year to date sales of 44%, 36% and 20% respectively. On a geographic basis, international sales represented approximately 73% of total net sales for the third quarter of 2026 compared with 99% in the prior year period.

Third quarter 2026 bookings were $5.0 million, essentially flat from $4.9 million in the second quarter 2026 though down slightly from $5.1 million in the third quarter 2025.

Backlog at September 30, 2026, was $1.5 million, down from $2.1 million at the end of the prior quarter.

Deferred revenue was $0.9 million on September 30, 2026, down from $1.5 million on December 31, 2025.

Gross Margin

	Three Months Ended			Nine Months Ended
	September 30, 2026	Change	September 30, 2025	September 30, 2026	Change	September 30, 2025
(in thousands)
Gross margin	$2,828	3.4%	$2,734	$7,373	(17.0)%	$8,882
Percentage of net sales	58.0%		50.7%	55.5%		50.7%

Gross margin as a percentage of sales in the third quarter of 2026 was 58.0% as compared to 50.7% in the same period last year and 57.0% in the second quarter of 2026. A continued focus on strict discounting controls and on improving production efficiencies reflecting continued pricing discipline coupled with the sale of several specific high-margin platform units and generally higher adapter margins led to a sustained improvement in gross margins. Ongoing supply chain planning and other actions have been mitigating the impact of new tariffs, trade and inflationary pressures, including shifting material sourcing and product manufacturing.

Research and Development

	Three Months Ended			Nine Months Ended
	September 30, 2026	Change	September 30, 2025	September 30, 2026	Change	September 30, 2025
(in thousands)
Research and development	$1,596	(6.6)%	$1,709	$4,267	(12.7)%	$4,886
Percentage of net sales	32.7%		31.7%	32.1%		27.9%

Research and development (“R&D”) expenses decreased in the third quarter of 2026 as compared to the same period in 2025. The decrease is due primarily to a reduction in expenses related to headcount and to outside services for projects completed in 2025 though the Company continues to make selected investments in its core platform and software technologies and offerings. In particular, the realignment and restructuring of operations in Germany in the first quarter of 2026 and in Redmond in the second quarter of 2026 resulted in improved productivity and efficiencies which accounted for some 95% of the reduction in spending.

Selling, General and Administrative

	Three Months Ended			Nine Months Ended
	September 30, 2026	Change	September 30, 2025	September 30, 2026	Change	September 30, 2025
(in thousands)
Selling, general & administrative	$3,270	35.2%	$2,418	$9,012	36.4%	$6,609
Percentage of net sales	67.1%		44.8%	67.9%		37.7%

Selling, General and Administrative (“SG&A”) expenses increased in the third quarter of 2026 as compared to the same period in 2025, primarily due to legal and accounting fees related to financing and M&A activities, non-cash adjustments to the demo equipment reserve, and a fee for early termination of the IFS ERP contract in connection with the planned system migration. Continued efficiency improvements and cost reduction efforts remain a focus.

Interest INCOME

	Three Months Ended			Nine Months Ended
	September 30, 2026	Change	September 30, 2025	September 30, 2026	Change	September 30, 2025
(in thousands)
Interest income	$17	(50.0)%	$34	$43	(59.8)%	$107

Interest income was lower in the third quarter of 2026 compared to the same period in 2025 due to lower invested balances.

INTEREST EXPENSE

	Three Months Ended			Nine Months Ended
	September 30, 2026	Change	September 30, 2025	September 30, 2026	Change	September 30, 2025
(in thousands)
Interest expense	$624	N/M	$—	$1,497	N/M	$—

Interest expense was higher in the third quarter of 2026 due to the recognition of interest expense of the convertible debenture.

Income Taxes

	Three Months Ended			Nine Months Ended
	September 30, 2026	Change	September 30, 2025	September 30, 2026	Change	September 30, 2025
(in thousands)
Income tax benefit (expense)	$(75)	N/M	$—	$(75)	N/M	$(2)

Income tax expense for the third quarter of 2026 and 2025 primarily related to foreign and state taxes.

Financial Condition

Liquidity and Capital Resources

	September 30, 2026	Change	December 31, 2025
(in thousands)
Working capital	$14,738	$2,468	$12,270

Working capital increased by $2.5 million during 2026, primarily due to gross proceeds of approximately $9 million received from the June 2026 private placement partially offset by net cash burn through the first half of the year partly driven by reorganization and financing costs. Our current ratio was 3.43 and 3.46 for September 30, 2026 and December 31, 2025, respectively.

At September 30, 2026, our principal sources of liquidity consisted of existing cash and cash equivalents. Cash at $9.4 million increased $1.5 million from December 31, 2025, primarily due to the issuance of convertible debentures in the second quarter, partially offset by a significant company restructure. In July 2026, the convertible debt was converted into preferred equity, eliminating the Company’s debt. In October 2026, we completed a private placement with gross proceeds of approximately $13.25 million and paid $20.0 million in cash for the stock acquisition of V-Tek, Inc. and A&J Programming, Inc. (see Note 14, “Subsequent Events”). In October 2026, we also entered into a $7.5 million asset-based revolving credit facility with Western Alliance Bank, which had availability of approximately $4.5 million based on our September 30, 2026 borrowing base, and no borrowings outstanding as of November 13, 2026.

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

As a result of our cyclical and seasonal industry, significant product development, customer support and selling and marketing efforts, we have required working capital to fund our operations.  Subsequent to the end of the third quarter, the

Company also put in place a revolving line of credit to fund working capital needs. We have tried to balance our spending with our anticipated revenue levels and the goal of profitable operations. We have implemented or have on-going initiatives to reduce material and logistic costs, enhance product quality, increase operational and R&D efficiencies and minimize tax expenses. The Company is also considering alternative billing structures which may reduce ongoing working capital needs.

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

Non-Generally accepted accounting principles (GAAP) FINANCIAL MeasureS

Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) was ($1,639,000) in the third quarter of 2026 compared to ($1,263,000) in the third quarter of 2025. Adjusted EBITDA, excluding equity compensation (a non-cash item), was ($1,505,000) in the third quarter of 2026, compared to ($1,148,000) in the third quarter of 2025.

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

Non-Generally accepted accounting principles (GAAP) FINANCIAL Measure RECONCILIATION

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
(in thousands)
Net Income (loss)	$(2,702)	$(1,362)	$(7,501)	$(2,486)
Interest (income)	(17)	(34)	(43)	(107)
Interest expense	624	—	1,497	—
Taxes	75	—	75	2
Depreciation and amortization	381	133	598	369
EBITDA	$(1,639)	$(1,263)	$(5,374)	$(2,222)
Equity compensation	134	115	367	539
Adjusted EBITDA, excluding equity compensation	$(1,505)	$(1,148)	$(5,007)	$(1,683)

Item 3.Quantitative and Qualitative Disclosures About Market Risk

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

As previously reported, we identified a material weakness in our internal controls over financial reporting as of December 31, 2025. The material weakness related to user access and segregation of duties for the information technology system that supports the Company’s financial reporting process. Notwithstanding this material weakness, we have performed additional procedures to enable management to conclude that our consolidated financial statements included in this Form 10-Q fairly present in all material respects our financial condition and results of operations for the period ended September 30, 2026.

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

PART II - OTHER INFORMATION

Item 1.Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of September 30, 2026, we were not a party to any material pending legal proceedings.

Item 1A.Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Besides the below, there are no material changes to the Risk Factors described in our Annual Report.

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

Failure to realize the benefits expected from the acquisitions of V-Tek, Inc. and A&J Programming, Inc. could adversely affect our business and the value of our common stock.

As part of our integration of the V-Tek, Inc. and A&J Programming, Inc. business, we are focusing on V-Tek, Inc.’s existing programming business and A&J Programming, Inc.’s service expertise. If our customers do not accept our business strategy, the investments we have made or may make to implement our strategy may not provide the anticipated benefits, we may lose customers, our financial results may be adversely affected and our stock price may suffer.

Although we expect significant benefits to result from the acquisitions, if we do not successfully manage the challenges inherent in integrating the acquired businesses, we may not realize these benefits, and our revenue, expenses, operating results, financial condition and stock price could be materially adversely affected. Achieving these benefits will depend, in part, on our ability to integrate their businesses successfully and efficiently and our customers accepting our business strategy. The successful integration of the acquired businesses has required, and will continue to require, significant management attention, and may divert the attention of management from other business and operational issues.

Item 2.Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

None

Item 3.Defaults Upon Senior Securities

None

Item 4.Mine Safety Disclosures

Not Applicable

Item 5.Other Information

(a)	None
(b)	None
(c)

During the quarterly period ended September 30, 2026, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement, and/or any non-Rule 10b5-1 trading arrangement (as such terms are defined pursuant to Item 408(a) of Regulation S-K).

Item 6.Exhibits

(a)Exhibits

3.4

Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the registrant’s Current Report on Form 8-K, filed with the SEC on June 23, 2026).

3.5

Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock (Incorporated by reference to Exhibit 3.1 of the registrant’s Current Report on Form 8-K, filed with the SEC on October 22, 2026).

10 Material Contracts:
10.31

Data I/O Corporation 2023 Omnibus Incentive Compensation Plan, approved May 18, 2023, as amended July 8, 2026 (incorporated by reference to Exhibit 99.1 of the registrant’s Current Report on Form 8-K, filed with the SEC on July 13, 2026).

	10.41	Form of Convertible Note (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K, filed with the SEC on June 23, 2026).
	10.42	Form of Warrant (incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K, filed with the SEC on June 23, 2026).
	10.43	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.3 of the registrant’s Current Report on Form 8-K, filed with the SEC on June 23, 2026).
	10.44	Stock Purchase Agreement dated October 18, 2026 (Incorporated by reference to Exhibit 2.1 of the registrant’s Current Report on Form 8-K filed with the SEC on October 22, 2026).
	10.45	Form of Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed with the SEC on October 22, 2026).
	10.46	Form of Registration Rights Agreement (Incorporated by reference to Exhibit 10.4 of the registrant’s Current Report on Form 8-K filed with the SEC on October 22, 2026).
	10.47	Form of Convertible Debenture for Common Stock (Incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K filed with the SEC on October 22, 2026).
	10.48	Form of Convertible Debenture for Preferred Stock (Incorporated by reference to Exhibit 10.3 of the registrant’s Current Report on Form 8-K filed with the SEC on October 22, 2026).
	10.49	Loan and Security Agreement dated October 26, 2026 (Incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed with the SEC on October 29, 2026).

31 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002:
	31.1	Chief Executive Officer Certification
	31.2	Chief Financial Officer Certification

32 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002:
	32.1	Chief Executive Officer Certification
	32.2	Chief Financial Officer Certification

101 Interactive Data Files Pursuant to Rule 405 of Regulation S-T

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:November 13, 2026

DATA I/O CORPORATION

(REGISTRANT)

By:	/s/William Wentworth
William Wentworth
President and Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)

By:	/s/Charles J. DiBona
Charles J. DiBona
Chief Financial Officer,
Secretary and Treasurer
(Principal Financial Officer and Duly Authorized Officer)